Form 10-Q
period 2006-09-30
Atrisco Oil & Gas LLC
filed 2009-03-20
CIK 1376992

____________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

__________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

__________________

ATRISCO OIL AND GAS, L.L.C.

(Exact name of Registrant as Specified in its Charter)

__________________

NEW MEXICO	000-52246	56-2613010
(State or other jurisdiction of incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)

1730 Montano Rd. NW, Suite B; Albuquerque, NM 87107

(Address of principal executive offices)

(505) 836-0306

(Issuer’s telephone number)

____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐
State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at March 19, 2009
Class A Units, no par value	794,927
Class B Units, no par value	1

______________________________________________________________________________________

INDEX

PAGE
PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements.

Balance Sheet at September 30, 2006 (unaudited)

Statements of Operations for the Period Ended September 30, 2006

Statements of Unitholders’ Equity at September 30, 2006

Statements of Cashflows for the Period Ended September 30, 2006 (unaudited)

Condensed Notes to the Financial Statements

Item 2.	Plan of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures.
PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Default Upon Senior Securities.

Item 4.	Submission to a Vote of Security Holders.

Item 5.	Other Information.

Item 6.	Exhibits.

Signatures

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BALANCE SHEET

	September 30, 2006
ASSETS
CURRENT ASSETS:
Cash		$100

Total Current Assets		100

Total Assets		$100

LIABILITIES AND UNITHOLDERS’ EQUITY
CURRENT LIABILITIES:
	$

Total Current Liabilities		—

UNITHOLDERS’ EQUITY:
Class A Units, no par value, No Units authorized, no Units issued and outstanding		—
Class B Unit, no par value, One Unit authorized, One Unit issued and outstanding		100
Retained Earnings		—

Total Unitholders’ Equity		100

Total Liabilities and Unitholders’ Equity		$100

The accompanying notes are an integral part of this financial statement.

STATEMENT OF OPERATIONS

From Inception on September 8, 2006 through September 30, 2006
REVENUE	$—

EXPENSES

NET INCOME/LOSS	$—

NET INCOME/LOSS PER CLASS A UNIT	$(.00)

The accompanying notes are an integral part of this financial statement.

STATEMENT OF UNITHOLDERS’ EQUITY

FROM THE DATE OF INCEPTION ON SEPTEMBER 8, 2006

THROUGH SEPTEMBER 30, 2006

	Class A Units		Retained Earnings	Total Unitholders’ Equity
	Shares	Amount
BALANCE, September 8, 2006	—	$—	$—	$—
Class A Units issued, September 2006	1	100	$—	100
Net income for the period ended September 30, 2006	—	—	—	—

BALANCE, September 30, 2006	—	$100	$—	$100

The accompanying notes are an integral part of this financial statement.

STATEMENT OF CASH FLOWS

From Inception on September 8, 2006 Through September 30, 2006
Cash Flows From Operating Activities:
Net loss	$—
Adjustments to reconcile net loss to net cash used by operating activities:
—

Net Cash Used by Operating Activities	—

Cash Flows From Investing Activities	—

Net Cash Provided (Used) by Investing Activities	—

Cash Flows From Financing Activities:
Proceeds from Class B Unit issuance	100

Net Cash Provided by Financing Activities	100

Net Increase in Cash	100
Cash at Beginning of Period	—

Cash at End of Period	$100

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—
Income taxes	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period ended September 30, 2006:

None

The accompanying notes are an integral part of this financial statement.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.     BASIS OF PRESENTATION

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information and with the instructions to Regulation S-K, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Operating results for the three-month period ending September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Atrisco Oil and Gas, L.L.C., a New Mexico limited liability company (the “Company,” “we,” “us,” or “our,” depending on the context), was organized on September 8, 2006. We were organized as a vehicle to receive the Mineral Assets (as that term is defined herein) to be distributed by Westland Development Co., Inc., a New Mexico corporation (“Westland”), in the spin-off to occur immediately prior to the merger of Westland with and into SCC Acquisition Corp., a Delaware corporation (“SCC”), with Westland as the surviving company (the “Merger”).

Westland deeded to us a Quitclaim Mineral Deed and Assignment of Oil and Gas Leases, dated December 4, 2006 (the “Deed”), pursuant to which Westland transferred and contributed to us (i) 100% of the future rents and royalties that Westland is entitled to receive under two existing oil and gas leases (the “Leases”); (ii) a 50% undivided interest in all mineral rights owned by Westland (collectively, the “Mineral Assets”); and other valuable consideration. In exchange for the transfer and contribution of the Mineral Assets, we issued to Westland 794,927 Class A units (the “Class A Units”) and one Class B unit (the “Class B Unit,” and together with the Class A Units, the “Units”), representing 100% of our membership interests. On December 7, 2006, Westland began distribution of all of the Class A Units to Westland’s shareholders of record as a dividend on a one-for-one basis, in accordance with each such shareholder’s respective ownership of Westland common stock.

As of September 30, 2006, we have not commenced operations and are defined by the SEC as a shell company. A shell company (other than an asset-backed issuer), is a company with no or nominal operations, and either (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

As of September 30, 2006, we have not generated any revenues and are considered a “development stage company,” as that term is defined in Statement of Financial Accounting Standards (“SFAS”) No. 7. We have, at the present time, not paid any dividends, and any dividends that may be paid in the future will depend upon our financial requirements and other relevant factors.

This summary of significant accounting policies is presented to assist in understanding our financial statements. The financial statements and notes are representations of our management, which is responsible for the integrity and objectivity of the financial statements and notes. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Cash and Cash Equivalents

We consider all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

Recently Enacted Accounting Standards

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140,” and SFAS No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140,” were recently issued. SFAS No. 155 and 156 are not currently applicable to us, and their effect on our financial statements for the three month period ended September 30, 2006 would not have been significant.

NOTE 3.     UNITS OF MEMBERSHIP INTEREST

Class A Units

We have authorized and issued 794,927 Class A Units, no par value, in exchange for mineral rights from Westland. Pursuant to the Deed, Westland transferred and contributed to us the Mineral Assets which include (i) 100% of the future rents and royalties that Westland is entitled to receive under the Leases; and (ii) a 50% undivided interest in all mineral rights previously wholly owned by Westland. In exchange for the transfer and contribution of the Mineral Assets, we issued to Westland 794,927 Class A Units and one Class B Unit, representing 100% of our membership interests. On December 7, 2006, Westland began distribution of all of the Class A Units to Westland’s shareholders of record as a dividend on a one-for-one basis, in accordance with each such shareholder’s respective ownership of Westland common stock.

Class B Unit

We have authorized and issued one Class B Unit, no par value.

Proceeds from the sale of the Class B Unit totaled $100.

NOTE 4.     RELATED PARTY TRANSACTIONS

Management Compensation

We have not paid any compensation to our officers and directors.

Office Space

We have not had a need to rent office space. Westland is allowing us to use its offices as a mailing address, as needed, pursuant to a Transition Services Agreement, dated December 4, 2006, by and between us and Westland (the “Transition Services Agreement”), pursuant to which Westland will provide us with up to $200,000 per year in certain administrative support services for the period beginning at the effective time of the Merger and ending on the third anniversary of the completion of the Merger.

NOTE 5.     SUBSEQUENT EVENTS

Mineral Assets

On December 7, 2006, Westland transferred the Mineral Assets to us. These are substantially all of the assets which we own. The Mineral Assets include (i) 100% of the future rents and royalties that Westland is entitled to receive under the Leases; and (ii) a 50% undivided interest in all mineral rights previously wholly-owned by Westland. The Mineral Assets are located on property interests of a former Spanish land grant in New Mexico, currently amounting to approximately 46,400 acres. We and Westland each own 50% of the mineral rights, including oil and gas rights, to the 46,400 acres. We and Westland also retained certain oil, gas and other mineral rights on some of the lands that Westland previously sold.

Merger

In exchange for the transfer and contribution of the Mineral Assets, we issued to Westland 794,927 Class A Units on December 7, 2006 and one Class B Unit on September 8, 2006, representing 100% of our membership interests.

Westland began distribution of all of the Class A Units to Westland’s shareholders of record immediately prior to the Merger as a dividend on a one-for-one basis in accordance with each such shareholder’s respective ownership of Westland common stock. The spin-off is treated for federal income tax purposes as a taxable dividend of Westland’s earnings and profits. Westland’s shareholders received their Class A Units from the paying agent for the Merger promptly following completion of the Merger on December 7, 2006.

Following the spin-off and the completion of the Merger, (i) Westland’s shareholders of record immediately prior to the Merger owned 100% of the Class A Units; and (ii) Westland owned the sole Class B Unit. Below are Pro-Forma Financial Statements, calculated as if the Merger had been completed:

PRO-FORMA BALANCE SHEET

	Historical September 30, 2006	Pro-Forma Adjustment	Pro-Forma September 30, 2006
ASSETS
CURRENT ASSETS:
Cash	$100	$—	$100
Total Current Assets	100	—	100
OTHER ASSETS:
Mineral rights	—	70,304	70,304
Total Other Assets	—	70,304	70,304
Total Assets	$100	$70,304	$70,404
LIABILITIES AND UNITHOLDERS’ EQUITY
CURRENT LIABILITIES:
Account payable	$—	$—	$—
Total Current Liabilities	—	—
COMMITMENTS AND CONTINGENCIES	—	—	—
UNITHOLDERS’ EQUITY:
Class A Units, no par value, 794,927 Units authorized, issued and outstanding	—	70,304	70,304
Class B Unit, no par value, One Unit authorized, One Unit issued and outstanding	100	—	100
Retained earnings	—	—	—
Total Unitholders’ Equity	100	70,304	70,404
Total Liabilities and Unitholders’ Equity	$100	$70,304	$70,404

PRO-FORMA STATEMENT OF OPERATIONS

For the period Ended September 30, 2006
	Historical	Pro-Forma Adjustment	Pro-Forma
REVENUE	$—	$—	$—

EXPENSES	—	—

NET INCOME/LOSS	$—	$—	$—

NET INCOME/LOSS PER CLASS A UNIT	$—	$—	$—

PRO-FORMA STATEMENT OF UNITHOLDERS’ EQUITY
FROM THE DATE OF INCEPTION ON SEPTEMBER 8, 2006
THROUGH SEPTEMBER 30, 2006

	Class A Units		Class B Units		Retained Earnings	Total Unitholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, September 8, 2006	—	$—	—	$—	$—	$—
Class B Units issued, September 8, 2006	—	—	1	100	—	100
Class A Units issued, December 7, 2006	794,927	70,304	—	—	—	70,304
Net income/loss for the period ended December 31, 2006	—	—	—	—	—	—
BALANCE, December 31, 2006	794,927	$70,304	1	$100	—	$70,404

PRO-FORMA STATEMENT OF CASH FLOWS

From Inception Through December 7, 2006
Cash Flows From Operating Activities:
Net Cash Used by Operating Activities	$—

Cash Flows From Investing Activities	—
Net Cash Provided (Used) by Investing Activities	—

Cash Flows From Financing Activities:
Proceeds from Class B Unit issuance	100
Net Cash Provided by Financing Activities	100
Net Increase in Cash	100
Cash at Beginning of Period	—
Cash at End of Period	$100

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the period ended December 7, 2006:
Class A Units issued in exchange for mineral rights	$70,304

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains certain financial information and statements regarding Atrisco Oil and Gas, L.L.C., a New Mexico limited liability company (the “Company,” “we,” “us” or “our,” depending on the context), and its operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management’s current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this Report. For this purpose, any statements contained in this Report which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “intend,” “expect,” “believe,” “anticipate,” “could,” “estimate,” “plan,” or “continue,” or the negative variations of these words or comparable terminology, are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements in any way reflect our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in any decision to invest in the shares. Many of the factors, which could cause actual results to differ from forward-looking statements, are outside our control. These factors include, but are not limited to, the factors discussed under “Risk Factors” in our Initial Report on Form 10-SB, which is incorporated herein by reference.

Any capitalized terms used herein but not otherwise defined have the meanings ascribed to them in the Notes to Financial Statements.

ITEM 2.     PLAN OF OPERATIONS

We were formed as a New Mexico limited liability company by the filing of our Articles of Organization with the New Mexico Public Regulation Commission on September 8, 2006. We are governed by our Articles of Organization and Limited Liability Company Agreement and the New Mexico Limited Liability Company Act. Since inception, we have only been engaged in organizational efforts.

We were formed in connection with the Agreement and Plan of Merger, dated as of July 19, 2006, by and between Westland and SCC Acquisition Corp., a Delaware corporation (“SCC”), pursuant to which SCC was merged with and into Westland, with Westland as the surviving entity.

Westland entered into a Quitclaim Mineral Deed and Assignment of Oil and Gas Leases, dated December 4, 2006 (the “Deed”), pursuant to which Westland transferred and contributed to us (i) the Leases; (ii) the Mineral Assets; and (iii) other valuable consideration. Subsequent to the quarter ended September 30, 2006, in exchange for the transfer and contribution of the Mineral Assets, we issued to Westland 794,927 Class A units (the “Class A Units”) and one Class B unit (the “Class B Unit,” and together with the Class A Units, the “Units”), representing 100% of our membership interests, on December 7, 2006.

Westland began distribution of all of the Class A Units to Westland’s shareholders of record immediately prior to the Merger as a dividend on a one-for-one basis in accordance with each such shareholder’s respective ownership of Westland common stock. The spin-off will be treated for federal income tax purposes as a taxable dividend of Westland’s earnings and profits. Westland’s shareholders received their Class A Units from the paying agent for the Merger promptly following completion of the Merger on December 7, 2006.

Prior to, and contingent upon, the completion of the Merger, we and Westland entered into a Transition Services Agreement, dated December 4, 2006 (the “Transition Services Agreement”), in a form mutually agreed upon by such parties, pursuant to which Westland will provide us with up to $200,000 per year in certain administrative support services for the period beginning at the effective time of the Merger and ending on the third anniversary of the completion of the Merger.

Following the spin-off and the completion of the Merger, (i) Westland’s shareholders of record immediately prior to the Merger owned 100% of the Class A Units; and (ii) Westland owned the sole Class B Unit.

Our headquarters is located at 1730 Montano NW, Suite B, Albuquerque, NM 87107. Our telephone number is (505) 836-0306. Our website address is www.atriscooilandgas.com.

Purpose

We were formed for the limited purpose of (a) receiving, holding, protecting and exploiting the Mineral Assets; (b) paying or providing for any costs or liabilities incurred in carrying out our purpose; (c) making permitted distributions to the Class A unitholders (the “Class A Unitholders”); and (d) performing all activities necessary or incidental to the foregoing. We do not currently intend to engage in any other trade or business.

In serving this purpose, we will seek to maximize revenue generated from leases entered into with natural resource exploration companies for subsequent distribution to the Class A Unitholders. The maintenance and exploitation of the Mineral Assets will be undertaken by, or under the supervision of, our officers and directors. Our ability to exploit the Mineral Assets will be subject to the limitations in the Deed and the Leases and to the approval rights of the Class B unitholder (the “Class B Unitholder,” and together with the Class A Unitholders, the “Unitholders”).

Distributions

Any excess cash which we hold that is derived from the income, if any, received from the Mineral Assets, net of a reasonable reserve for our future operating costs and expenses, will be distributed to the Class A Unitholders in proportion to the number of Class A Units held by them, at least annually, or as otherwise determined by our board of directors (the “Board of Directors”).

We will make no distributions to the Class B Unitholder. The Class B Unitholder will not be entitled to share in our profits, losses or assets.

Results of Operations

During the period ending September 30, 2006, we had no operations. Operations were initiated beginning in January 2007.

Plan of Operation

Our limited purpose is to (a) receive, hold, protect and exploit the Mineral Assets; (b) pay or provide for any costs or liabilities incurred in carrying out our purpose; (c) make permitted distributions to the Class A Unitholders; and (d) perform all activities necessary or incidental to the foregoing. We do not currently intend to engage in any other trade or business. Our principal business objective for the next 12 months and beyond will be to generate revenues from the management and exploitation of the Mineral Assets for subsequent distribution to the Class A Unitholders.

Upon completion of the Merger, we were entitled to 100% of the future rents and royalties that Westland is entitled to receive under the Leases and a 50% undivided interest in all mineral rights owned by Westland. At present, the revenues generated by the Leases are the only business activity that will provide us with cash flow. Pursuant to the Leases, the lessee is required to pay us royalties, lease bonuses, delay rentals and other payments.

The costs of maintaining the existing Leases in effect and on optimal terms to us and investigating and analyzing opportunities to lease additional portions of the Mineral Assets to natural resource exploration companies for the next 12 months and beyond will be paid with income generated by the Leases. We anticipate that these costs will be limited to hiring outside counsel to review periodic issues which may arise under the Leases. In addition, for the period beginning at the effective time of the Merger and ending on the third anniversary of the completion of the Merger, such costs will also be supported pursuant to the terms of the Transition Services Agreement. The Class A Unitholders and Class B Unitholder will not be required to make any capital contributions to us.

During the next 12 months and beyond, we anticipate incurring costs related to:

(1) filing of reports with the SEC under the Securities Exchange Act of 1934, as amended (the
            “Exchange Act”);

(2) renegotiating the terms of the existing Leases or entering into new lease agreements; and

(3) leasing other portions of the Mineral Assets to natural resource exploration companies.

We believe we will be able to meet these costs through use of the income generated by the Leases and support provided pursuant to the Transition Services Agreement.

Liquidity and Capital Resources

For the period from inception through September 30, 2006, we did not use any cash in operating activities.

At September 30, 2006, we had cash available in the amounts of $100.

We do not believe we will have any revenues from any operations other than the Leases or any future leases of the Mineral Assets which we may enter into with additional natural resource exploration companies. We are dependent upon the revenues generated from the exploitation of the Mineral Assets and from the Transition Services Agreement. We will need such revenues to remain liquid and to be able to meet our financial obligations.

There are currently no known trends, commitments, events or uncertainties that will result in a change in our liquidity. We have traditionally used our current assets for liquidity and intend to continue to do so in the future.

We have no commitment for capital resources and no material changes are currently planned for changes in capital resources.

Employees

We do not have any employees as of September 30, 2006. We do not anticipate appointing more than one executive officer to serve as an employee. Neither the directors nor the potential executive officer-employee intends to devote more than a few hours a month to our affairs. However, in the event that commercial quantities of hydrocarbons are discovered on Westland’s land, our Board of Directors may desire at such time to appoint additional officers or retain additional employees to more effectively manage the protection and exploitation of the Mineral Assets.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It is the responsibility of our management to establish and maintain adequate internal controls over our financial reporting.

As required by Rule 13a-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the officers concluded that our disclosure controls and procedures were effective as of September 30, 2006.

This Report does not include an attestation report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Internal Control Over Financial Reporting

     Not Applicable.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.     RISK FACTORS

Not applicable.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

(a) On December 4, 2006, our Board of Directors approved the adoption of our Limited Liability Company Agreement.

(b) None.

ITEM 6.     EXHIBITS

The Exhibits below are filed as part of this Report.

* Indicates an Exhibit that is incorporated by reference.

Exhibit Number	Description

3.1*	Articles of Organization of Atrisco Oil and Gas, L.L.C. (filed as Exhibit 2.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

3.2	Limited Liability Company Agreement of Atrisco Oil and Gas, L.L.C.

10.1*

Oil and Gas Lease and Addendum from Westland Development Co., Inc. to SunValley Energy Corporation, dated June 6, 2000, recorded in Book A6, page 7854 (all recording references to the Office of the County Clerk of Bernalillo County, New Mexico, covering a total of approximately 7,210.53 acres as to all depths covered by said lease as amended) (filed as Exhibit 6.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.2*

Partial Release of Oil and Gas Lease between Westland Development Co., Inc. and SunValley Energy Corporation, dated June 15, 2001, recorded in Book A21, page 5985 (filed as Exhibit 6.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.3*

Second Addendum to Correct Oil and Gas Lease between Westland Development Co., Inc. and SunValley Energy Corporation, dated August 2, 2000 (filed as Exhibit 6.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.4	Option to Exercise Oil & Gas Lease between Westland Development Co., Inc. and SunValley Energy Corporation, dated August 2, 2002.

10.5*

Second Amendment to Oil and Gas Lease between Westland Development Co., Inc. and SunValley Energy Corporation, dated June 3, 2003 (filed as Exhibit 6.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.6*

Third Amendment to Oil and Gas Lease between Westland Development Co., Inc. and SunValley Energy Corporation, dated effective November 1, 2003 (filed as Exhibit 6.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.7	Fourth Amendment to Oil and Gas Lease between Westland Development Co., Inc. and SunValley Energy Corporation, dated June 6, 2004.

10.8*

Fourth Amendment to Oil and Gas Lease and Option Agreement between Westland Development Co., Inc. and SunValley Energy Corporation, dated May 3, 2005 (filed as Exhibit 6.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.9	Partial Assignment of Oil & Gas Leases, dated February 10, 2006, among Sun Valley Energy Corporation and Sierra Oil & Gas, Inc., Rally Exploration, Inc. KHL, Inc. and Tecton Energy, LLC.

10.10*

Fifth Amendment to Oil and Gas Lease between Westland Development Co., Inc. and SunValley Energy Corporation, dated April 21, 2006, recorded in book A115, page 7121 (filed as Exhibit 6.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.11*

Oil and Gas Lease from Westland Development Co., Inc. to Great Northern Gas Company, dated September 17, 2001, recorded in Book A25, page 1245 (all recording references to the Office of the County Clerk of Bernalillo County, New Mexico, covering a total of approximately 9,068 acres as to all depths covered by said lease as amended) (filed as Exhibit 6.2 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.12*

Amendment to Oil and Gas Lease between Westland Development Co., Inc. and Great Northern Gas Company, dated November 1, 2003, recorded in Book A70, page 3152 (filed as Exhibit 6.2 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.13*

Amendment to Oil and Gas Lease between Westland Development Co., Inc. and Great Northern Gas Company, dated August 26, 2004 (filed as Exhibit 6.2 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.14	Consent to Assignment of Oil and Gas Lease between Westland Development Co., Inc. and Great Northern Gas Company from Great Northern Gas Company to TXO Energy, Inc., dated November 5, 2003.

10.15	Consent to Assignment of Oil and Gas Lease between Westland Development Co., Inc. and TXO Energy, Inc. from TXO Energy, Inc. to Tecton Energy, LLC, dated May 12, 2006.

10.16	Term Assignment of Oil and Gas Lease between Great Northern Gas Company, as Assignor, and Sun Valley Energy Corporation as Assignee, effective March 13, 2003.

10.17	Term Assignment of Oil and Gas Lease between Sun Valley Energy Corporation, as Assignor, and Great Northern Gas Company, as Assignee, effective March 13, 2003.

10.18*	Form of Quitclaim Mineral Deed and Assignment of Oil and Gas Leases (filed as Exhibit 6.3 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.19*	Renewal Oil & Gas Lease, dated September 17, 2006, between Westland Development Co., Inc. and Tecton Energy, LLC (filed as Exhibit 6.5 to the Form 10-SB12G/A, filed with the SEC on October 6, 2006).

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Atrisco Oil and Gas, L.L.C.

March 19, 2009	By: /s/ Peter Sanchez_______________________
Name: Peter Sanchez
Title: Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

* Indicates an Exhibit that is incorporated by reference.

Exhibit Number	Description

3.1*	Articles of Organization of Atrisco Oil and Gas, L.L.C. (filed as Exhibit 2.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

3.2	Limited Liability Company Agreement of Atrisco Oil and Gas, L.L.C.

10.1*

Oil and Gas Lease and Addendum from Westland Development Co., Inc. to SunValley Energy Corporation, dated June 6, 2000, recorded in Book A6, page 7854 (all recording references to the Office of the County Clerk of Bernalillo County, New Mexico, covering a total of approximately 7,210.53 acres as to all depths covered by said lease as amended) (filed as Exhibit 6.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.2*

Partial Release of Oil and Gas Lease between Westland Development Co., Inc. and SunValley Energy Corporation, dated June 15, 2001, recorded in Book A21, page 5985 (filed as Exhibit 6.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.3*

Second Addendum to Correct Oil and Gas Lease between Westland Development Co., Inc. and SunValley Energy Corporation, dated August 2, 2000 (filed as Exhibit 6.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.4	Option to Exercise Oil & Gas Lease between Westland Development Co., Inc. and SunValley Energy Corporation, dated August 2, 2002.

10.5*

Second Amendment to Oil and Gas Lease between Westland Development Co., Inc. and SunValley Energy Corporation, dated June 3, 2003 (filed as Exhibit 6.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.6*

Third Amendment to Oil and Gas Lease between Westland Development Co., Inc. and SunValley Energy Corporation, dated effective November 1, 2003 (filed as Exhibit 6.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.7	Fourth Amendment to Oil and Gas Lease between Westland Development Co., Inc. and SunValley Energy Corporation, dated June 6, 2004.

10.8*

Fourth Amendment to Oil and Gas Lease and Option Agreement between Westland Development Co., Inc. and SunValley Energy Corporation, dated May 3, 2005 (filed as Exhibit 6.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.9	Partial Assignment of Oil & Gas Leases, dated February 10, 2006, among Sun Valley Energy Corporation and Sierra Oil & Gas, Inc., Rally Exploration, Inc. KHL, Inc. and Tecton Energy, LLC.

10.10*

Fifth Amendment to Oil and Gas Lease between Westland Development Co., Inc. and SunValley Energy Corporation, dated April 21, 2006, recorded in book A115, page 7121 (filed as Exhibit 6.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.11*

Oil and Gas Lease from Westland Development Co., Inc. to Great Northern Gas Company, dated September 17, 2001, recorded in Book A25, page 1245 (all recording references to the Office of the County Clerk of Bernalillo County, New Mexico, covering a total of approximately 9,068 acres as to all depths covered by said lease as amended) (filed as Exhibit 6.2 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.12*

Amendment to Oil and Gas Lease between Westland Development Co., Inc. and Great Northern Gas Company, dated November 1, 2003, recorded in Book A70, page 3152 (filed as Exhibit 6.2 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.13*

Amendment to Oil and Gas Lease between Westland Development Co., Inc. and Great Northern Gas Company, dated August 26, 2004 (filed as Exhibit 6.2 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.14	Consent to Assignment of Oil and Gas Lease between Westland Development Co., Inc. and Great Northern Gas Company from Great Northern Gas Company to TXO Energy, Inc., dated November 5, 2003.

10.15	Consent to Assignment of Oil and Gas Lease between Westland Development Co., Inc. and TXO Energy, Inc. from TXO Energy, Inc. to Tecton Energy, LLC, dated May 12, 2006.

10.16	Term Assignment of Oil and Gas Lease between Great Northern Gas Company, as Assignor, and Sun Valley Energy Corporation as Assignee, effective March 13, 2003.

10.17	Term Assignment of Oil and Gas Lease between Sun Valley Energy Corporation, as Assignor, and Great Northern Gas Company, as Assignee, effective March 13, 2003.

10.18*	Form of Quitclaim Mineral Deed and Assignment of Oil and Gas Leases (filed as Exhibit 6.3 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.19*	Renewal Oil & Gas Lease, dated September 17, 2006, between Westland Development Co., Inc. and Tecton Energy, LLC (filed as Exhibit 6.5 to the Form 10-SB12G/A, filed with the SEC on October 6, 2006).

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.