Form 10-K
period 2006-12-31
Atrisco Oil & Gas LLC
filed 2009-03-23
CIK 1376992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006
or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

ATRISCO OIL AND GAS, L.L.C.
(Name of Registrant as Specified in its Charter)

NEW MEXICO	000-52246	56-2613010
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

1730 Montano Rd. NW, Suite B, Albuquerque, New Mexico 87107
(Address of Principal Executive Office) (Zip Code)

505-836-0306
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Class A Units

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), by reference to the price at which the voting stock was last sold, or the average bid and asked price of such voting stock, as of June 30, 2006, was: not applicable.

On March 23,2009, the registrant had 794,927 Class A units and 1 Class B unit outstanding.

     Documents incorporated by reference:     None.

ATRISCO OIL AND GAS, L.L.C.
FORM 10-K

INDEX

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the Exhibits hereto (this “Form 10-K”) contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, if applicable, the Private Securities Litigation Reform Act of 1995, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. Such statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "approximately," "intend," and other similar words and expressions, or future or conditional verbs such as "should," "would," "could," and "may." In addition, we may from time to time make such written or oral "forward-looking statements" in future filings (including exhibits thereto) with the Securities and Exchange Commission (the "SEC"), in our reports to Unitholders (as that term is defined herein) and in other communications made by us or with our approval. These forward-looking statements are based largely on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based upon reasonable estimates and assumptions, we can give no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution that actual results may differ materially and adversely from those in the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely effected. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements. In evaluating these statements, some of the factors that you should consider include those described below and elsewhere in this Form 10-K.

ITEM 1.     BUSINESS

Business Development

Atrisco Oil and Gas, L.L.C. (the “Company,” “we,” “us,” or “our,” depending on the context) was formed as a New Mexico limited liability company by the filing of its Articles of Organization with the New Mexico Public Regulation Commission on September 8, 2006. We are governed by our Articles of Organization and Limited Liability Company Agreement (the “LLC Agreement”) and the New Mexico Limited Liability Company Act. Since inception, we have only been engaged in organizational efforts.

We were formed in connection with the Agreement and Plan of Merger, dated as of July 19, 2006, by and between Westland Development Co., Inc., a New Mexico corporation (“Westland”), and SCC Acquisition Corp., a Delaware corporation (“SCC”), pursuant to which SCC was merged with and into Westland, with Westland as the surviving entity (the “Merger”).

Immediately prior to the completion of the Merger, Westland entered into a Quitclaim Mineral Deed and Assignment of Oil and Gas Leases, dated December 4, 2006 (the “Deed”), pursuant to which Westland transferred and contributed to us (i) 100% of the future rents and royalties that Westland is entitled to receive under two existing oil and gas leases, one with Great Northern Gas Co. (the “Great Northern Lease”), and the other with Sun Valley Energy Corp. (the “Sun Valley Lease,” and together with the Great Northern Lease, the “Leases”); (ii) a 50% undivided interest in all mineral rights owned by Westland (collectively, the “Mineral Assets”); and (iii) other valuable consideration. In exchange for the transfer and contribution of the Mineral Assets, we issued to Westland 794,927 Class A units (the “Class A Units”) and one Class B unit (the “Class B Unit,” and together with the Class A Units, the “Units”), representing 100% of our membership interests.

Immediately prior to the Merger, Westland began distribution of all of the Class A Units to Westland’s shareholders of record immediately prior to the Merger as a dividend on a one-for-one basis in accordance with each such shareholder’s respective ownership of Westland common stock. The spin-off was treated for federal income tax purposes as a taxable dividend of Westland’s earnings and profits. Westland’s shareholders received their Class A Units from the paying agent for the Merger promptly following completion of the Merger on December 7, 2006. After the Merger, Westland became a subsidiary of SunCal Companies, a California corporation (“SunCal”).

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

We believe that the market for our Mineral Assets is strong and that we will be able to maximize revenue given current market conditions. The strength of the market for our Mineral Assets depends on many factors, including out-performing our competitors, obtaining and renewing government approvals, the effects of potential government regulations, the costs of environmental compliance, public opinion towards oil, gas and natural resource companies, and our ability to efficiently and profitably exploit our Mineral Assets as a result of the above. The minerals market is subject to fluctuations and has a history of price volatility, and therefore our revenues are dependent upon strong market conditions. A significant, persistent decline in mineral prices or in the prices of exploiting our Mineral Assets may have an effect on our results of operations and our capital and expenditure plans. Additionally, the scientific and political attention to issues concerning the existence and extent of climate change, and the role of human activity in it, has the potential for further environmental regulation that may affect our operations. Although uncertain, these developments could increase costs or reduce the demand for our Mineral Assets. Additionally, these types of changes in market conditions could decrease our competitive position in the industry.

Distributions

Any excess cash held by us which is derived from the income, if any, received from the Mineral Assets, net of a reasonable reserve for our future operating costs and expenses, will be distributed by us to our Class A Unitholders in proportion to the number of Class A Units held by each Class A Unitholder, at least annually, or as otherwise determined by our Board of Directors (the “Board”).

No distributions will be made by us to the Class B Unitholder. The Class B Unitholder is not entitled to share in our profits, losses or assets.

Dissolution and Termination

The Company will be dissolved and its business wound up upon the earliest to occur of (i) the unanimous consent of the Board to dissolve, wind up and liquidate the Company, (ii) the entry of a final decree by any court of competent jurisdiction, and (iii) the time at which there are no remaining Unitholders.

In the event it becomes necessary in connection with the liquidation of the Company to make a distribution of property in kind, such property will be transferred and conveyed to the Unitholders so as to vest in each of them, as a tenant-in-common, an undivided interest in the whole of such property equal to their interests in the property based upon the amount of cash that would be distributed to each of the Unitholders if such property were sold for an amount of cash equal to the fair market value of such property, as determined by the liquidator in good faith.

Corporate Conversion

In the event that we determine to make a registered offering of equity securities, the Board will have the power and authority, without any vote or consent of the Unitholders, to incorporate us or take such other action as it may deem advisable, including, without limitation, (i) dissolution, creating one or more subsidiaries of the newly formed corporation and transferring to such subsidiaries any or all of our assets (including by merger); or (ii) causing the Unitholders to exchange their Units for common shares of the newly-formed corporation.

Any shares created or received in connection with any such transaction would be referred to as “conversion shares.” In connection with any such transaction, (i) each Unit will automatically be converted into conversion shares in accordance with our LLC Agreement; and (ii) such conversion shares will have the same economic interest and other rights and obligations in such corporation or its subsidiaries as the converted Units had with respect to us, subject to any modifications (as determined by the Board in good faith) required solely as a result of the conversion to corporate form.

Competitive Activities

Under the LLC Agreement, the Class B Unitholder and its designated director are permitted to engage in any business which may be competitive with our business. Nothing in the LLC Agreement or the New Mexico Limited Liability Company Act will be deemed to restrict the Class B Unitholder or its designated director from engaging in such other business activity (regardless of the effects of such activity on us). Notwithstanding any applicable rule to the contrary, in no event will the Class B Unitholder or its designated director have any obligation to act or refrain from acting (including presenting any opportunity or other matter to us for us to consider or pursue or to maintain the confidentiality of any proprietary information) by reason of any relationship with, or duty to, us. Pursuant to the LLC Agreement, each Unitholder agrees that, in any such case, to the extent a court might otherwise hold that the conduct of such activity is a breach of any applicable rule, it has irrevocably waived any and all rights of recovery it may otherwise have.

ITEM 1A.     RISK FACTORS

Not Applicable.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

The Mineral Assets are substantially all of the assets which we own. In addition, as the LLC Agreement limits us to receiving, holding, protecting and exploiting the Mineral Assets, we are not permitted to acquire any additional material property. The limitations on our business purpose may not be amended without the approval of the Board and the separate prior approval of the Class B Unitholder. Further, as we are required to distribute to the Class A Unitholders any excess cash held by us which is derived from the income, if any, received from the Mineral Assets, net of a reasonable reserve for our future operating costs and expenses, it is anticipated that we will not have any funds to acquire any additional material property. However, Westland did retain certain oil, gas and other mineral rights on some of the lands it sold in the past. Such retained oil, gas and other mineral rights may be available for lease.

The Mineral Assets are associated with Westland’s land located in New Mexico. Westland is a New Mexico corporation that is the successor to property interests of a Spanish land grant in New Mexico (the “Atrisco

Land Grant”) currently amounting to approximately 46,400 acres, and is also the owner of approximately 10,000 additional acres, all located on the west side of Albuquerque, New Mexico. Westland owns the mineral rights, including oil and gas rights, to the 46,400 acres. Westland does not own and never has owned any mineral rights to the 10,000 additional acres that it acquired from the Resolution Trust Corporation, which is located north of the original Atrisco Land Grant. As noted above, Westland also retained certain oil, gas and other mineral rights on some of the lands it previously sold.

While neither we nor Westland have received any assurances from any person that our or Westland’s oil and gas drilling efforts will be successful, those indicating an interest in leasing Westland’s lands have indicated that increases in oil and gas prices, combined with recent advances in oil and gas technologies, lead them to believe that conditions are favorable for establishing commercial production from Westland’s land.

Leases

The Leases cover an aggregate of approximately 16,600 acres of Westland’s land. The Great Northern Lease covers approximately 9,400 acres and will expire on September 17, 2011. The Sun Valley Lease covers approximately 7,200 acres and expired on June 6, 2008. By assignment and contract, Tecton Energy, LLC (“Tecton”) became the lessee of each Lease.

Pursuant to the Leases, the lessee is required to pay us royalties, lease bonuses, delay rentals and other payments. Our retained owner’s royalty is 12.5% on the Sun Valley Lease and 13.5% on the Great Northern Lease. Current delay rental payments for the Great Northern Lease are $2.00 per acre per year. Current delay rental payments for the Sun Valley Lease are $5.00 per acre per year. When paid, we receive 100% of royalties, lease bonuses and delay rentals.

During the fiscal year ended December 31, 2006, we did not recognize any revenue under the Leases.

Operating the Mineral Assets

Our operations with respect to the Mineral Assets will be to maintain the existing Leases in effect and on optimal terms to us and to investigate and analyze opportunities to lease additional portions of the Mineral Assets to natural resource exploration companies. Such activities will be paid for with income generated by the Leases. In addition, such costs will also be supported pursuant to the terms of the Transition Services Agreement.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Units are not trading on any stock exchange. We are not aware of any market activity in our Units since our inception and through the date of this filing.

None of our Units (i) are subject to outstanding options or warrants to purchase, or securities convertible into, our common equity; (ii) could currently be sold pursuant to Rule 144 under the Securities Act and we have not agreed to register under the Securities Act the resale of such Units by the Unitholders; or (iii) are being publicly offered by us, the offering of which could have a material effect on the market price of our Units.

Holders

As of December 6, 2006, Westland was the only record holder of the Class A Units and the Class B Unit. Immediately following the spin-off, we had approximately 6,400 record holders of the Class A Units and one record holder of the Class B Unit, and as of March 23,2009 we had approximately 6,400 record holders of the Class A Units and one record holder of the Class B Unit.

Dividends

We have not paid any cash distributions to date. In the future, any excess cash held by us which is derived from the income, if any, received from the Mineral Assets, net of a reasonable reserve for our future operating costs and expenses, will be distributed by us to the Class A Unitholders in proportion to the number of Class A Units held by them, at least annually, or as otherwise determined by the Board.

No distributions will be made by us to the Class B Unitholder. The Class B Unitholder will not be entitled to share in our profits, losses or assets.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans (including individual compensation arrangements) under which the Units are authorized for issuance.

Performance Graph

Not Applicable.

ITEM 6.     SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

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

We are entitled to 100% of the future rents and royalties that Westland is entitled to receive under the Leases and a 50% undivided interest in all mineral rights owned by Westland. At present, the revenues generated by the Leases are the only business activity that will provide us with cash flow. Pursuant to the Leases, the lessee is required to pay us royalty, bonus and delay rentals and other payments. We understand that the lessee has commenced limited exploratory activities on one or both of the Leases. The lessee has made public statements that it believes drilling on the Leases will be successful; however, neither we nor Westland has any knowledge of the veracity of these statements, and therefore neither we nor Westland can provide any assurances to our Unitholders as to whether the lessee’s efforts will be successful.

The costs of maintaining the existing Leases in effect and on optimal terms to us and investigating and analyzing opportunities to lease additional portions of the Mineral Assets to natural resource exploration companies for the next 12 months and beyond will be paid with income generated by the Leases. We anticipate that these costs will be limited to hiring outside counsel to review periodic issues which may arise under the Leases. In addition, for the period beginning at the effective time of the Merger and ending on the third anniversary of the completion of the

Merger, such costs will also be supported pursuant to the terms of the Transition Services Agreement. The Unitholders will not be required to make any capital contributions to us.

During the next 12 months and beyond, we anticipate incurring costs related to:

(1) filing of Exchange Act reports;

(2) renegotiating the terms of the existing Leases or entering into new lease agreements; and

(3) leasing other portions of the Mineral Assets to natural resource exploration companies.

We believe we will be able to meet these costs through use of the income generated by the Leases and support provided pursuant to the Transition Services Agreement.

We cannot anticipate whether we will be able to identify new natural resource exploration companies who may desire to lease other portions of the Mineral Assets. Westland’s management team does not know whether there is oil, natural gas, coal bed methane gas or any other natural resource under Westland’s land. Over the years, there have been several exploration wells drilled on Westland’s land, but all of those failed to discover commercial quantities of such hydrocarbons. While natural gas was found in at least some wells, none of these findings resulted in commercial production by those who drilled the wells. The Leases are the only oil and gas leases on Westland’s land, but drilling attempts on one of the Leases have been unsuccessful to date. We understand that the lessee has commenced limited exploratory activities on one or both of the Leases. The lessee has made public statements that it believes drilling on the Leases will be successful; however, neither we nor Westland has any knowledge of the veracity of these statements, and therefore neither we nor Westland can provide any assurances to our Unitholders as to whether the lessee’s efforts will be successful.

In the event the lessee’s current limited exploratory activities on one or both of the Leases are unsuccessful, it may be difficult to extend the terms of the Leases upon their expiration with the existing lessee or to attract additional natural resource exploration companies to lease other portions of the Mineral Assets.

Results of Operations

Year Ended December 31, 2006

Revenues

Revenue of $13,599 was generated in the Fiscal Year Ended December 31, 2006, derived from the Transition Services Agreement. In the future, we believe that we will derive revenue from the Leases and from future leases of the Mineral Assets which we may enter into with additional natural resource exploration companies. Our income is additionally dependent upon the revenues generated from the exploitation of the Mineral Assets, and it is uncertain whether we will be able to generate significant revenues in the future from such exploitation.

Expenses

Expenses of $13,672 were recorded in the Fiscal Year Ended December 31, 2006, as a result of professional fees and office expenses, as well as one-time start-up costs, which we do not expect to incur in future fiscal years.

Net Income or Loss

As a result of the foregoing, we recorded a net loss of $73 in the Fiscal Year Ended December 31, 2006, as a result of our expenses exceeding the revenues derived from the Transition Services Agreement.

Liquidity and Capital Resources

We do not anticipate that we will have any revenues from any operations other than the Leases or any future leases of the Mineral Assets which we may enter into with additional natural resource exploration companies.

We are dependent upon the revenues generated from the exploitation of the Mineral Assets for liquidity, and there can be no assurances that we will be able to generate significant revenues from such exploitation.

We do not have any material commitments as of December 31, 2006.

Employees

We do not have any employees as of December 31, 2006. For the next 12 months and beyond, we intend to control our expenses in order to distribute the maximum amount of revenue generated by the Mineral Assets to the Class A Unitholders. Therefore, we do not anticipate appointing more than one executive officer to serve as an employee. Neither the directors nor the potential executive officer-employee currently intends to devote more than a few hours a month to our affairs. However, in the event that commercial quantities of hydrocarbons are discovered on Westland’s land, the Board may desire at such time to appoint additional officers or retain additional employees to more effectively manage the protection and exploitation of the Mineral Assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations are based upon our financial statements. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

Use of estimates in preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies rely upon assumptions, judgments and estimates and were used in the preparation of our consolidated financial statements.

Contingent Liability

In accordance with Statement of Financial Accounting Standards Interpretation No. 14, we may have certain contingent liabilities with respect to material existing or potential claims, lawsuits and other proceedings. We accrue liabilities when it is probable that future cost will be incurred and such cost can be measured.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements for the fiscal year ended December 31, 2006 begins on page F-1 of this Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-K.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors, and instances of fraud, if any, have been or will be detected. The inherent limitations include, among other things, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls and procedures also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or employee override of the controls and procedures. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls and procedures may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. If and when management learns that any control or procedure is not being properly implemented, (a) it immediately reviews our controls and procedures to determine whether they are appropriate to accomplish the control objective and, if necessary, modifies and improves our controls and procedures to assure compliance with our control objectives; (b) it takes immediate action to cause our controls and procedures to be strictly adhered to; (c) it immediately informs all relevant managers of the requirement to adhere to such controls, as well as all relevant personnel throughout our organization; and (d) it implements in our training program specific emphasis on such controls and procedures to assure compliance with such controls and procedures. The development, modification, improvement, implementation and evaluation of our systems of controls and procedures is a continuous project that requires changes and modifications to them to remedy deficiencies, to improve training, and to improve implementation in order to assure the achievement of our overall control objectives.

Based upon the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures as of the end of the period covered by this Form 10-K were effective to ensure that material information relating to us is made known to them by others within those entities to allow timely decisions regarding required disclosures.

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm, due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

During the period covered by this Form 10-K, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

On December 7, 2006, we completed a Merger whereby Westland was merged with and into SCC, with Westland as the surviving company. We also completed a spin-off immediately prior to the Merger, whereby we were organized as a vehicle to receive the Mineral Assets to be distributed to Westland. Following the spin-off and the completion of the Merger, (i) Westland’s shareholders of record immediately prior to the Merger owned 100% of the Class A Units; (ii) Westland owned the sole Class B Unit; and (iii) Westland became a subsidiary of SunCal.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

NAME	AGE	POSITION(S)
Troy K. Benavidez	39	Initial Class A Director
Charles V. Peña	57	Initial Class A Director
Ray Mares, Jr.	55	Initial Class A Director
Peter Sanchez	47	Chief Executive Officer, Chief Financial Officer
Randolph M. Sanchez	44	Initial Class A Director
William F. Steadman	38	Initial Class B Director

Troy K. Benavidez, age 39, has served as a Westland director since 2004 and has concurrently served on our Board since 2006. From 2002 to 2007, Mr. Benavidez was employed by AstraZeneca Pharmaceuticals, LP, in Albuquerque, New Mexico. Prior to that he served as the External Relations Director for the Honorable Jane M. Swift, Governor of Massachusetts, from 2001 until 2003; as the Northern Regional Director for the Honorable Pete V. Domenici, U.S. Senator for New Mexico, from 1998 until 2000; as Chief of Staff to the Honorable Walter D. Bradley, Lt. Governor of New Mexico, in 1997 and 1998; and as Deputy Chief of Staff for the Honorable Steven H. Schiff, U.S. Representative for the State of New Mexico, from 1990 until 1997. Mr. Benavidez is a graduate of Colorado College with a Bachelors degree in economics.

Charles V. Peña, age 57, has served on our Board since December 6, 2006 and on Westland’s Board of Directors from 1996 until his appointment on our Board in 2006. Prior to his service on our Board, Mr. Peña owned and operated CJ’s New Mexico Food Restaurant in Albuquerque, New Mexico, from 1991 until its sale in 2004. In 1986, Mr. Peña retired from Safeway Stores after 19 years of employment.  During part of that time, he was a member of the Retail Clerk’s Union, where he sat on two negotiating committees and twice ran for the Presidency of the Union.  Mr. Peña was a homemaker from the time he retired from Safeway Stores until he opened CJ’s New Mexico Food Restaurant in 1991. Mr. Peña attended the University of New Mexico and the University of Albuquerque, where he attended business courses.

Ray Mares, Jr., age 55, has served as a director of Westland since 2004 and has concurrently served on our Board since 2006. Mr. Mares is a graduate of Rio Grande High School in Albuquerque. He is also a graduate of the University of New Mexico where he received a B.S. degree in Business. Mr. Mares has been the Owner/Manager of Briteway Services in Albuquerque for more than 15 years and continues to serve in such capacity.

Peter Sanchez, age 47, serves as our Chief Executive Officer and Chief Financial Officer and is an heir to the Atrisco Land Grant.  In his capacity as CEO, Mr. Sanchez is responsible for all aspects of our business, including business development, commercial negotiations and transactions, operations and general management.  Prior to this role, Mr. Sanchez was Chief Financial Officer of Bradmark Technologies, Inc., a utility software company, from June 2002 to January 2007. In his role as CFO, Mr. Sanchez is responsible for Finance, Accounting, Legal, Human Resources and Business Development. Mr. Sanchez received a BBA in Accounting from the University of New Mexico in 1984 and a Juris Doctor from the University of Houston Law Center in 1993.

Randolph M. Sanchez, age 45, has served as a director of Westland since 2004 and has concurrently served on our Board since 2006. For the past ten years, Mr. Sanchez has been the general manager of the Coronado

Center in Albuquerque. Mr. Sanchez has also been the manager of shopping centers located in New Jersey, North Carolina, South Carolina and Texas. Mr. Sanchez has served as the Chairman of the New Mexico Retail Association from 1999 to present. Also, Mr. Sanchez has served as the president of the Uptown Business Association, as a board member of the New Mexico Chapter of NAIOP, and as president of the New Mexico chapter of the International Council of Shopping Centers. Mr. Sanchez has served as Chairman of the Albuquerque/Bernalillo County Air Quality Board and treasurer of the Hispano Chamber of Commerce. Mr. Sanchez holds a B.S. degree in Business from Columbia College in Columbia, Missouri, with emphasis on shopping center management.

William F. Steadman, age 38, was appointed by SunCal to serve as our Class B director and served until 2008. Mr. Steadman earned his undergraduate degree in economics from UCLA and his J.D. degree from the University of New Mexico School of Law. Mr. Steadman joined SunCal in 2005 and currently serves as the Land Acquisition Manager - New Mexico Division. Prior to joining SunCal in 2005, Mr. Steadman practiced real estate law in California and New Mexico, starting his career in 2000. Mr. Steadman was born and raised in New Mexico, where he now resides.

Election of Directors and Officers

On September 20, 2006, the previous board of directors of Westland voted for five members our Board: Randolph Sanchez, Ray Mares, Joe Chavez, Troy Benavidez and William Steadman. Messrs. Sanchez, Mares, Chavez and Benavidez were to concurrently serve on the board of directors of Westland, while Mr. Steadman was to serve as a representative for SunCal. On October 26, 2006, Mr. Chavez resigned from our Board and was replaced by Charles Peña.

The initial Class A directors and the initial Class B director served as directors for an initial term ending on the second anniversary of the completion of the Merger on December 7, 2006. Following the end of this initial term, the Board classified the directors into two classes, with (i) two directors (consisting of two Class A directors elected by the Class A Unitholders) serving for a term expiring on the first anniversary of the expiration of the initial term (the “Class I Directors”); and (ii) three directors (consisting of the initial Class B director and two initial Class A directors selected by the Board) serving for a term expiring on the second anniversary of the expiration of the initial term (the “Class II Directors”), with each subsequent term of each director expiring on the second anniversary after the commencement of such term. Following the expiration of the term of the initial Class II Directors, each class of directors subject to election will be elected in accordance with the LLC Agreement. The Board will have the power to fill any vacancy created by the removal, resignation, death or disability of any director prior to the expiration of his or her term of office in accordance with the LLC Agreement.

Each Class A director (other than the initial Class A director) was elected by Class A Unitholders holding a majority of the Class A Units, and serves until his or her successor has been duly elected and qualified, or until his or her earlier removal, resignation, death or disability.

The Class B director (other than the initial Class B director) was elected by SunCal, and serves until his or her successor has been duly elected and qualified, or until his or her earlier removal, resignation, death or disability.

Compensation of Directors

There are no director compensation programs in place at this time. After the spin-off, we intend to adopt a plan to compensate directors for their service to us based on the revenues available to us and the amount of time the directors are required to dedicate to the service of the Company.

Committees of the Board of Directors

The Board currently consists of five members and the entire Board acts as our Audit Committee. There are no other committees of the Board. The Board meets as needed.

Audit Committee and Code of Ethics

The entire Board serves as our Audit Committee. We have not adopted an Audit Committee Charter or made a determination as to whether any of our directors would qualify as an Audit Committee financial expert.We do not currently have anyone that has been determined to be an Audit Committee financial expert because the current directors were selected from the prior Westland Board of Directors and no directors with financial expertise were available on such board. We have not yet adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Accounting Officer, or persons performing those functions, because with our minimal staffing, we believe that adequate alternative measures exist to deal with these internal control issues.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

Based on our inquiries of all of our officers and directors, we are not aware of any pending or threatened legal proceedings involving any of our officers or directors that would be material to an evaluation of our management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who beneficially own more than ten percent of our Units, to file with the SEC reports of beneficial ownership on Form 3 and changes in beneficial ownership of our Units and other equity securities on Form 4 or Form 5. SEC regulations require all officers, directors and Unitholders holding more than 10% of our Units to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during, and Forms 5 and amendments thereto furnished to us with respect to, the Fiscal Year Ended December 31, 2006, and any written representations from reporting persons that no Form 5 is required, the following table sets forth information regarding each person who, at any time during the Fiscal Year Ended December 31, 2006, was a director, officer or beneficial owner of more than 10% of our Units who failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Fiscal Year Ended December 31, 2006:

Name	Number of Late Reports	Number of Transactions Not Reported On a Timely Basis	Known Failures To File a Required Form
	(#)	(#)
Peter Sanchez	0	1	1
Randoloph M. Sanchez	0	1	1
Troy K. Benavidez	0	1	1
Ray Mares, Jr.	0	1	1
Charles V. Peña	0	1	1
William F. Steadman	0	1	1
Westland Development Co., Inc.	0	1	1

ITEM 11.     EXECUTIVE COMPENSATION

None of our directors or officers has received any cash or other remuneration since inception, nor did they receive any cash or other remuneration upon completion of the spin-off. As such, we have not created a Compensation Committee. None of our directors or officers currently intends to devote more than a few hours a month to our affairs.

There are no director or officer compensation programs in place at this time. In the future, we intend to adopt a plan to compensate directors and officers for their service to us based on the revenues available to us and the amount of time the directors and officers are required to dedicate to the service of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

There were no understandings or agreements that our management will receive any compensation following the spin-off.

Compensation Committee Interlocks and Insider Participation

None of our officers or directors participated in deliberations concerning executive officer compensation.

Compensation Committee Report

The entire Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, and based on that review and discussion, has recommended that the Compensation Discussion and Analysis be included in this Form 10-K.

The review and discussion was completed by Peter Sanchez, Randolph M. Sanchez, Troy K. Benavidez, Ray Mares, Jr., Charles V. Peña, and William F. Steadman.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans (including individual compensation arrangements) under which our Units are authorized for issuance.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of December 31, 2006 regarding the beneficial ownership of our Class A Units and Class B Unit by each person who, to our knowledge, beneficially owns more than 5% of our Units:

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP OF CLASS A UNITS	PERCENTAGE OF CLASS A UNITS (1)	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP OF CLASS B UNITS (1)	PERCENTAGE OF CLASS B UNITS (1)
Westland Development Co., Inc. 401 Coors Boulevard, N.W. Albuquerque, New Mexico 87121	—	—	1	100%

(1)

Beneficial ownership is calculated based on 794,927 outstanding Class A Units and one Class B Unit. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act Rules. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the Unitholder's name, subject to community property laws, where applicable.

*	Represents less than 1% of the class of Units.

Security Ownership of Management

The following table sets forth certain information as of December 31, 2006 regarding the beneficial ownership of our Class A Units and Class B Unit by (i) each of our directors and named executive officers; and (ii) all of our named executive officers and directors as a group:

NAME AND ADDRESS OF BENEFICIAL OWNER (2)	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP OF CLASS A UNITS	PERCENTAGE OF CLASS A UNITS (1)	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP OF CLASS B UNITS (1)	PERCENTAGE OF CLASS B UNITS (1)
Peter Sanchez	—	—	—	—
Troy K. Benavidez	100	*	—	—
Charles V. Peña	510	*	—	—
Ray Mares, Jr.	1,086	*	—	—
Randolph M. Sanchez	14	*	—	—
William F. Steadman	—	—	—	—
Directors and executive officers as a group (3)	1,710	*	1	100

___________________________

(1)

Beneficial ownership is calculated based on 794,927 outstanding Class A Units and one Class B Unit. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the Unitholder’s name, subject to community property laws, where applicable.

(2)	The mailing address of each of the persons named is c/o Atrisco Oil and Gas, L.L.C., 1730 Montano Rd. NW, Suite B, Albuquerque, New Mexico 87107.

(3)

Although the Class B Unit is not held by any of our individual directors and executive officers, Westland, as the sole Class B Unitholder, is controlled by our directors and executive officers as a group, and therefore the group is considered the 100% beneficial owner of the sole Class B Unit.

*	Represents less than 1% of the class of Units.

Transferability of Units

The Units are not transferable, other than pursuant to applicable laws of intestacy, will or descent to lineal descendants of the Unitholders existing as of the date of the spin-off; provided, however, that the Board may provide for the transferability of the Units to third parties in compliance with all applicable federal and state securities laws. Each certificate representing any Units are endorsed with a legend containing such restriction.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Although our Units are not listed on a national securities exchange, we have decided to use the independence standards of the NASDAQ Stock Market. We believe that the Board would determine that Randolph Sanchez, Ray Mares, Troy Benavidez, Charles Peña and William Steadman would be "independent directors" under the rules of the NASDAQ Stock Market if our Units were listed for trading on the NASDAQ Stock Market and if we were asked to make such a determination.

Prior to the spin-off, we issued to Westland 794,927 Class A Units and one Class B Unit, representing 100% of our Units, in exchange for Westland’s contribution of the Mineral Assets to us. Therefore, for a brief period prior to the spin-off, we were a wholly-owned subsidiary of Westland. However, following the completion of the spin-off, Westland owns no Class A Units and one Class B Unit. No distributions are made by us to the Class B Unitholder and the Class B Unitholder is not entitled to share in our profits, losses or assets.

In addition, at the completion of the Merger, we and Westland entered into the Transition Services Agreement, pursuant to which Westland will provide us with up to $200,000 per year in certain administrative support services for the period beginning at the effective time of the Merger and ending on the third anniversary of the completion of the Merger.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to this Item.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLC was our independent registered public accounting firm for the period ended September 29, 2006. Pattillo, Brown & Hill, LLP became our independent registered public accounting firm on October 6, 2008 and completed the audit of our financials as of December 31, 2006. Set forth below are the fees and expenses, since inception, for Grant Thornton LLC and Pattillo, Brown & Hill, LLP for the following services provided to us:

2006
Audit Fees	$16,800(1)
Audit Related Fees	0
Tax Fees	0
All Other Fees	0

(1) Westland paid all fees for services provided by Grant Thornton LLC, while the Company paid all fees for services provided by Pattillo, Brown & Hill, LLP.

Except as described above, we have not been billed for any other services by Pattillo, Brown and Hill, LLP. Our Board acts as our Audit Committee. Our Board has not authorized Pattillo, Brown and Hill, LLP to provide any other service to us.

ITEM 15.     EXHIBITS

(1) Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements appearing on page F-1 of this Form 10-K are filed as a part of this Form 10-K.

(2) Financial Statement Schedules

There are no financial statement schedules included in this Form 10-K.

The exhibits listed below are filed as part of this Form 10-K.

*Indicates an exhibit that is incorporated by reference.

Exhibit Number	Description

3.1*	Articles of Organization of Atrisco Oil and Gas, L.L.C. (filed as Exhibit 2.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

3.2*	Limited Liability Company Agreement of Atrisco Oil and Gas, L.L.C. (filed as Exhibit 3.2 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20,2009).

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

10.4*

Option to Exercise Oil & Gas Lease between Westland Development Co., Inc. and SunValley Energy Corporation, dated August 2, 2002 (filed as Exhibit 10.4 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20,2009).

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

10.7*

Fourth Amendment to Oil and Gas Lease between Westland Development Co., Inc. and SunValley Energy Corporation, dated June 6, 2004 (filed as Exhibit 10.7 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20,2009).

10.8*

Fourth Amendment to Oil and Gas Lease and Option Agreement between Westland Development Co., Inc. and SunValley Energy Corporation, dated May 3, 2005 (filed as Exhibit 6.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.9*

Partial Assignment of Oil & Gas Leases, dated February 10, 2006, among Sun Valley Energy Corporation and Sierra Oil & Gas, Inc., Rally Exploration, Inc. KHL, Inc. and Tecton Energy, LLC (filed as Exhibit 10.9 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20,2009).

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

10.14*

Consent to Assignment of Oil and Gas Lease between Westland Development Co., Inc. and Great Northern Gas Company from Great Northern Gas Company to TXO Energy, Inc., dated November 5, 2003 (filed as Exhibit 10.14 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20,2009).

10.15*

Consent to Assignment of Oil and Gas Lease between Westland Development Co., Inc. and TXO Energy, Inc. from TXO Energy, Inc. to Tecton Energy, LLC, dated May 12, 2006 (filed as Exhibit 10.15 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20,2009).

10.16*

Term Assignment of Oil and Gas Lease between Great Northern Gas Company, as Assignor, and Sun Valley Energy Corporation, as Assignee, dated March 13, 2003 (filed as Exhibit 10.16 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20,2009).

10.17*

Term Assignment of Oil and Gas Lease between Sun Valley Energy Corporation, as Assignor, and Great Northern Gas Company, as Assignee, dated March 13, 2003 (filed as Exhibit 10.17 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20,2009).

10.18*	Form of Quitclaim Mineral Deed and Assignment of Oil and Gas Leases (filed as Exhibit 6.3 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.19*	Renewal Oil & Gas Lease, dated September 17, 2006, between Westland Development Co., Inc. and Tecton Energy, LLC (filed as Exhibit 6.5 to the Form 10-SB12G/A, filed with the SEC on October 6, 2006).

10.20	Transition Services Agreement, dated December 4, 2006, by and between Westland Development Co., Inc. and Atrisco Oil and Gas, L.L.C.

21.1	Subsidiaries of Registrant.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 23,2009	ATRISCO OIL AND GAS, L.L.C.

	By:	/s/ Peter Sanchez
Name: Peter Sanchez
Title: Chief Executive Officer

In accordance with the Securities Exchange Act, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 23,2009	/s/ Randolph M. Sanchez
Randolph M. Sanchez, Director

March 23,2009	/s/ Charles V. Pena
Charles V. Peña, Director

March 23,2009	/s/ Troy K. Benavidez
Troy K. Benavidez, Director

March 23,2009	/s/ Ray Mares, Jr.
Ray Mares Jr., Director

March 23,2009	/s/ William F. Steadman
William F. Steadman, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders
Atrisco Oil & Gas, LLC

We have audited the accompanying balance sheets of Atrisco Oil & Gas, LLC as of December 31, 2006, and the related statements of income, unitholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atrisco Oil and Gas, LLC as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Pattillo, Brown and Hill, LLP

Waco, Texas

March 16, 2009

ATRISCO OIL AND GAS, LLC

[A Development Stage Company]

BALANCE SHEET

December 31, 2006
ASSETS
CURRENT ASSETS:
Cash	$27
Total Current Assets	27
OTHER ASSETS:
Mineral rights	70,304
Total Other Assets	70,304
Total Assets	$70,331
LIABILITIES AND UNITHOLDERS’ EQUITY
CURRENT LIABILITIES:
Account payable	$—
Total Current Liabilities	—
COMMITMENTS AND CONTINGENCIES	—
UNITHOLDERS’ EQUITY:
Class A Units, no par value, 794,927 Units authorized, issued and outstanding	70,304
Class B Unit, no par value, One Unit authorized, One Unit issued and outstanding	100
Retained earnings	(73)
Total Unitholders’ Equity	70,331
Total Liabilities and Unitholders’ Equity	$70,331

The accompanying notes are an integral part of this financial statement.

ATRISCO OIL AND GAS, LLC

[A Development Stage Company]

STATEMENT OF OPERATIONS

	From Inception on September 8, 2006 through December 31, 2006
REVENUE
Transitional Services Agreement		$13,599
Total Revenue		13,599
EXPENSES
Professional Fees		13,599
Office Expenses		73
Total Expense		13,672
NET INCOME/LOSS		$(73)
NET INCOME/LOSS PER CLASS A UNIT	$	Nil

WEIGHTED AVERAGE NUMBER OF CLASS A UNITS OUTSTANDING, Basic and Diluted		794,927

The accompanying notes are an integral part of this financial statement.

ATRISCO OIL AND GAS, LLC

[A Development Stage Company]

STATEMENT OF UNITHOLDERS’ EQUITY

FROM THE DATE OF INCEPTION ON SEPTEMBER 8, 2006

THROUGH DECEMBER 31, 2006

	Class A Units		Class B Units		Retained Earnings	Total Unitholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, September 8, 2006	—	$—	—	$—	$—	$—
Class B Units issued, September 8, 2006	—	—	1	100	—	100
Class A Units issued, December 7, 2006	794,927	70,304	—	—	—	70,304
Net income/loss for the period ended December 31, 2006	—	—	—	—	(73)	(73)
BALANCE, December 31, 2006	794,927	$70,304	1	$100	(73)	$70,331

The accompanying notes are an integral part of this financial statement.

ATRISCO OIL AND GAS, LLC

[A Development Stage Company]

STATEMENT OF CASH FLOWS

From Inception on September 8, 2006 Through December 31, 2006
Cash Flows From Operating Activities:
Net loss	$(73)
Adjustments to reconcile net loss to net cash used by operating activities:

Net Cash Used by Operating Activities	(73)
Cash Flows From Investing Activities	—
Net Cash Provided (Used) by Investing Activities	—
Cash Flows From Financing Activities:
Proceeds from Class B Unit issuance	100
Net Cash Provided by Financing Activities	100
Net Increase in Cash	27
Cash at Beginning of Period	—
Cash at End of Period	$27
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—
Income taxes	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the period ended December 31, 2006:
Class A Units issued in exchange for mineral rights	$70,304

The accompanying notes are an integral part of this financial statement.

ATRISCO OIL AND GAS, LLC

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Atrisco Oil and Gas, L.L.C. (the “Company, “we,” “us,” or “our,” depending on the context) was formed as a New Mexico limited liability company by the filing of its Articles of Organization with the New Mexico Public Regulation Commission on September 8, 2006. We are governed by our Articles of Organization and limited liability company agreement (the “LLC Agreement”) and the New Mexico Limited Liability Company Act (the “LLC Act”). Since inception, we have only been engaged in organizational efforts.

We were formed in connection with the Agreement and Plan of Merger, dated as of July 19, 2006 (the “Merger Agreement”), by and between Westland Development Co., Inc., a New Mexico corporation (“Westland”), and SCC Acquisition Corp., a Delaware corporation (“SCC”), pursuant to which SCC will be merged with and into Westland, with Westland as the surviving entity (the “Merger”).

Immediately prior to, and subject to the completion of, the Merger, Westland entered into a Quitclaim Mineral Deed and Assignment of Oil and Gas Leases, dated December 4, 2006 (the “Deed”), pursuant to which Westland transferred and contributed to us (i) 100% of the future rents and royalties that Westland is entitled to receive under two existing oil and gas leases (the “Leases”); (ii) a 50% undivided interest in all mineral rights owned by Westland (collectively, the “Mineral Assets”); and other valuable consideration. In exchange for the transfer and contribution of the Mineral Assets, we will issue to Westland 794,927 Class A units (the “Class A Unit”) and one Class B unit (the “Class B Unit” and together with the Class A Units, the “Units”), representing 100% of our membership interests.

Immediately prior to, and subject to the completion of, the Merger, Westland began distribution of all of the Class A Units to Westland’s shareholders of record immediately prior to the Merger as a dividend on a one-for-one basis in accordance with each such shareholder’s respective ownership of Westland common stock. The spin-off was treated for federal income tax purposes as a taxable dividend of Westland’s earnings and profits.

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

ATRISCO OIL AND GAS, LLC

[A Development Stage Company]

Distributions

Any excess cash held by us which is derived from the income, if any, received from the Mineral Assets, net of a reasonable reserve for our future operating costs and expenses, will be distributed by us to the Class A Unitholders in proportion to the number of Class A Units held by them, at least annually, or as otherwise determined by our board of directors.

No distributions will be made by us to the Class B Unitholder. The Class B Unitholder will not be entitled to share in our profits, losses or assets.

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

Recently Enacted Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140,” and SFAS No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140,” were recently issued. SFAS No. 155 and 156 are not currently applicable to us, and their effect on our financial statements for the fiscal year ended December 31, 2006 would not have been significant.

NOTE 2.     MINERAL INTEREST

The Mineral Assets are substantially all of the assets which we own. We do not rent any additional property. The Mineral Assets include (i) 100% of the future rents and royalties that Westland is entitled to receive under the Leases ; and (ii) a 50% undivided interest in all mineral rights owned by us. Westland is a New Mexico corporation that is the successor to property interests of a Spanish land grant in New Mexico (the “Atrisco Land Grant”) currently amounting to approximately 46,400 acres. We and Westland each own 50% of the mineral rights, including oil and gas rights, to the 46,400 acres. We and Westland also retained certain oil, gas and other mineral rights on some of the lands that Westland previously sold.

NOTE 3.     UNITS OF MEMBERSHIP INTEREST

Class A Units

We have authorized and issued 794,927 Class A Units, no par value, in exchange for mineral rights from Westland. Westland deeded to us a quitclaim mineral deed and assignment of oil and gas leases, pursuant to which Westland transferred and contributed to us (i) 100% of the future rents and royalties that Westland is entitled to receive under the Leases; and (ii) a 50% undivided interest in all mineral rights owned by Westland. In exchange for the transfer and contribution of the Mineral Assets, we issued to Westland 794,927 Class A Units and one Class B Unit, representing 100% of our membership interests. On December 7, 2006, Westland began distribution of all of the Class A Units to Westland’s shareholders of record as a dividend on a one-for-one basis in accordance with each such shareholder’s respective ownership of Westland common stock.

Class B Unit

ATRISCO OIL AND GAS, LLC

[A Development Stage Company]

We have authorized and issued one Class B Unit, no par value.

Proceeds from the sale of the Class B Unit totaled $100.

NOTE 4.     RELATED PARTY TRANSACTIONS

Management Compensation

We have not paid any compensation to our officers or directors.

Office Space

We have not had a need to rent office space. Westland is allowing us to use its offices as a mailing address, as needed, pursuant to the Transition Services Agreement.

Exhibit Number	Description

3.1*	Articles of Organization of Atrisco Oil and Gas, L.L.C. (filed as Exhibit 2.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

3.2*	Limited Liability Company Agreement of Atrisco Oil and Gas, L.L.C. (filed as Exhibit 3.2 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20,2009).

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

10.4*

Option to Exercise Oil & Gas Lease between Westland Development Co., Inc. and SunValley Energy Corporation, dated August 2, 2002 (filed as Exhibit 10.4 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20,2009).

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

10.7*

Fourth Amendment to Oil and Gas Lease between Westland Development Co., Inc. and SunValley Energy Corporation, dated June 6, 2004 (filed as Exhibit 10.7 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20,2009).

10.8*

Fourth Amendment to Oil and Gas Lease and Option Agreement between Westland Development Co., Inc. and SunValley Energy Corporation, dated May 3, 2005 (filed as Exhibit 6.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.9*

Partial Assignment of Oil & Gas Leases, dated February 10, 2006, among Sun Valley Energy Corporation and Sierra Oil & Gas, Inc., Rally Exploration, Inc. KHL, Inc. and Tecton Energy, LLC (filed as Exhibit 10.9 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20,2009).

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

10.14*

Consent to Assignment of Oil and Gas Lease between Westland Development Co., Inc. and Great Northern Gas Company from Great Northern Gas Company to TXO Energy, Inc., dated November 5, 2003 (filed as Exhibit 10.14 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20,2009).

10.15*

Consent to Assignment of Oil and Gas Lease between Westland Development Co., Inc. and TXO Energy, Inc. from TXO Energy, Inc. to Tecton Energy, LLC, dated May 12, 2006 (filed as Exhibit 10.15 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20,2009).

10.16*

Term Assignment of Oil and Gas Lease between Great Northern Gas Company, as Assignor, and Sun Valley Energy Corporation, as Assignee, dated March 13, 2003 (filed as Exhibit 10.16 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20,2009).

10.17*

Term Assignment of Oil and Gas Lease between Sun Valley Energy Corporation, as Assignor, and Great Northern Gas Company, as Assignee, dated March 13, 2003 (filed as Exhibit 10.17 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20,2009).

10.18*	Form of Quitclaim Mineral Deed and Assignment of Oil and Gas Leases (filed as Exhibit 6.3 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.19*	Renewal Oil & Gas Lease, dated September 17, 2006, between Westland Development Co., Inc. and Tecton Energy, LLC (filed as Exhibit 6.5 to the Form 10-SB12G/A, filed with the SEC on October 6, 2006).

10.20	Transition Services Agreement, dated December 4, 2006, by and between Westland Development Co., Inc. and Atrisco Oil and Gas, L.L.C.

21.1	Subsidiaries of Registrant.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.