Form 10-Q
period 2007-03-31
Atrisco Oil & Gas LLC
filed 2009-03-23
CIK 1376992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________

   FORM 10-Q
_______________________

☒|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                to

______________

ATRISCO OIL AND GAS, L.L.C.

(Exact name of Registrant as Specified in its Charter)
______________

NEW MEXICO	000-52246	56-2613010
(State or other jurisdiction of incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)

1730 Montano Rd. NW, Suite B; Albuquerque, NM 87107

(Address of principal executive offices)

(505) 836-0306

(Issuer’s telephone number)
______________

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

Large accelerated filer ☐	Accelerated filer• ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at March 23, 2009
Class A Units, no par value	794,927
Class B Units, no par value	1

ATRISCO OIL AND GAS, L.L.C.

__________________________________________________________________________________

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BALANCE SHEET

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash	$33,038	$27
Accounts receivable	20,149	—
Prepaid expenses	—	—
Total Current Assets	53,187	27
FIXED ASSETS:
Equipment	10,000	—
Total Fixed Assets	10,000	—
OTHER ASSETS:
Mineral rights	70,304	70,304
Total Other Assets	70,304	70,304
Total Assets	$133,491	$70,331
LIABILITIES AND UNITHOLDERS’ EQUITY
CURRENT LIABILITIES:
Account payable	$1,041	$—
Deferred revenue	—	—
Total Current Liabilities	1,041
UNITHOLDERS’ EQUITY:
Class A Units, no par value, 794,927 Units authorized, issued and outstanding	70,304	70,304
Class B Unit, no par value, One Unit authorized, One Unit issued and outstanding	100	100
Retained earnings	62,046	(73)
Total Unitholders’ Equity	132,450	70,331
Total Liabilities and Unitholders’ Equity	$133,491	$70,331

The accompanying notes are an integral part of this financial statement.

STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2007		From Inception on September 8, 2006 through December 31, 2006
REVENUES
Oil and Gas Leases	$56,398		$—
Transition Services Agreement	61,379		13,599
TOTAL REVENUES	117,777		13,599
OPERATING EXPENSES
Professional Fees	54,355		13,599
Other Expenses	1,303		73
TOTAL OPERATING EXPENSES	55,658		13,672
NET INCOME/LOSS	$62,119		$(73)
NET INCOME/LOSS PER CLASS A UNIT	$0.078	$	Nil

WEIGHTED AVERAGE NUMBER OF CLASS A UNITS OUTSTANDING, Basic and diluted	794,927		794,927

The accompanying notes are an integral part of this financial statement.

STATEMENT OF UNITHOLDERS’ EQUITY

FROM THE DATE OF INCEPTION ON SEPTEMBER 8, 2006

THROUGH MARCH 31, 2007

	Class A Units		Class B Units		Retained	Total Unitholders’
	Shares	Amount	Shares	Amount	Earnings	Equity
BALANCE, September 8, 2006	—	$—	—	$—	$—	$—
Class B Units issued, September 8, 2006	—	—	1	100	—	100
Class A Units issued, December 7, 2006	794,927	70,304	—	—	—	70,304
Net loss for the period ended December 31, 2006	—	—	—	—	(73)	(73)
BALANCE, December 31, 2006	794,927	$70,304	1	$100	—	$70,331
Net income/loss for the three month period ended: March 31, 2007	—	—	—	—	62,119	62,119
BALANCE, March 31, 2007	794,927	$70,304	1	$100	$62,046	$132,450

The accompanying notes are an integral part of this financial statement.

STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2007	From Inception on September 8, 2006 Through December 31, 2007
Cash Flows From Operating Activities:
Net Income (loss)	$62,119	$(73)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Decrease (increase) in accounts receivable	(20,149)	—
Decrease (increase) in prepaid expenses	—
Increase (decrease) in accounts payable	1,041
Increase (decrease) in deferred revenue	—
Net Cash Used by Operating Activities	43,011	(73)
Cash Flows From Investing Activities		—
Purchase of fixed assets	(10,000)
Net Cash Provided (Used) by Investing Activities	(10,000)	—
Cash Flows From Financing Activities:
Proceeds from Class B Unit issuance	—	100
Net Cash Provided by Financing Activities	—	100
Net Increase in Cash	33,011	100
Cash at Beginning of Period	27	—
Cash at End of Period	$33,038	$27
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—
Supplemental Schedule of Non-cash Investing and Financing Activities:
Class A Units issued in exchange for mineral rights	$—	$70,304

The accompanying notes are an integral part of this financial statement.

CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1.     BASIS OF PRESENTATION

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information and with the instructions to Regulation S-K, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Operating results for the three month period ending March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Westland deeded to us a Quitclaim Mineral Deed and Assignment of Oil and Gas Leases, dated December 4, 2006 (the “Deed”), pursuant to which Westland transferred and contributed to us (i) 100% of the future rents and royalties that Westland is entitled to receive under two existing oil and gas leases (the “Leases”); (ii) a 50% undivided interest in all mineral rights owned by Westland (collectively, the “Mineral Assets”); and (iii) other valuable consideration. In exchange for the transfer and contribution of the Mineral Assets, we issued to Westland 794,927 Class A units (the “Class A Units”) and one Class B unit (the “Class B Unit,” and together with the Class A Units, the “Units”), representing 100% of our membership interests. On December 7, 2006, Westland distributed all of the Class A Units to Westland’s shareholders of record as a dividend on a one-for-one basis, in accordance with each such shareholder’s respective ownership of Westland common stock.

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

Recently Enacted Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of Financial Accounting Standards Board (“FASB”) Statements No. 133 and 140,” and SFAS No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140,” were recently issued. SFAS No. 155 and 156 are not currently applicable to us, and their effect on our financial statements for the three month period ended March 31, 2007 would not have been significant.

Fixed Assets

Equipment is recorded at cost. Depreciation is provided using the straight-line method over the useful lives of the respective assets, typically 3-5 years. Major additions and betterments are capitalized. Upon retirement or disposal, the cost and related accumulated depreciation or amortization is removed from the accounts and any gain or loss is reflected in operations.

The following table summarizes our fixed assets:

	March 31,	December 31,
	2007	2006
Office Equipment	$10,000	$—
Allowance for Depreciation and amortization	—	—
Fixed Assets, net	$10,000	$—

Concentration Risk

Revenues from the oil and gas lease contracts represented 47.89% of revenues and revenues from the Transition Services Agreement, described below, represented 52.11% of revenues for the three months ended March 31, 2007.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104 when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.

Oil and gas lease revenue is recognized on a straight-line basis over the term of the Leases.

Lease Revenues

The Leases cover an aggregate of approximately 16,600 acres of Westland’s land. One lease, originally made with Great Northern Gas Co. (the “Great Northern Lease”), covers approximately 9,400 acres and will expire on September 17, 2011. The second lease, originally made with Sun Valley Energy Corp. (the “Sun Valley Lease”), covers approximately 7,200 acres and expired on June 6, 2008. By assignment and contract, Tecton Energy, LLC (“Tecton”) became the Lessee for each lease.

Pursuant to the Leases, the lessee is required to pay us royalties, lease bonuses, delay rentals and other payments. Our retained owner’s royalty is 12.5% on the Sun Valley Lease and 13.5% on the Great Northern Lease. Current delay rental payments for the Great Northern Lease are $2.00 per acre per year. Current delay rental payments for the Sun Valley Lease are $5.00 per acre per year.

During the three months ended March 31, 2007, we recognized $56,398 in revenues under the Leases.

Transition Services Agreement

We and Westland entered into an Transition Services Agreement, dated December 4, 2006 (the “Transition

Services Agreement”), in a form mutually agreed upon by such parties, pursuant to which Westland will provide us with up to $200,000 per year in certain administrative support services for the period beginning at the effective time of the Merger, December 7, 2006, and ending on the third anniversary of the completion of the Merger on December 7, 2009.

During the three months years ended March 31, 2007, we recognized $61,379 in revenues under the Transition Services Agreement.

NOTE 3.     MINERAL INTEREST

The Mineral Assets are substantially all of the assets which we own. The Mineral Assets include (i) 100% of the future rents and royalties that Westland is entitled to receive under the Leases; and (ii) a 50% undivided interest in all mineral rights previously owned 100% by Westland. Westland is a New Mexico corporation that is the successor to property interests of a Spanish land grant in New Mexico currently amounting to approximately 46,400 acres. We and Westland each own 50% of the mineral rights, including oil and gas rights, to the 46,400 acres. We and Westland also retained certain oil, gas and other mineral rights on some of the lands that Westland previously sold.

NOTE 4.     UNITS OF MEMBERSHIP INTEREST

Class A Units

We have authorized and issued 794,927 Class A Units, no par value, in exchange for mineral rights from Westland. Pursuant to the Deed, Westland transferred and contributed to us the Mineral Assets, which include (i) 100% of the future rents and royalties that Westland is entitled to receive under the Leases; and (ii) a 50% undivided interest in all mineral rights previously wholly owned by Westland. In exchange for the transfer and contribution of the Mineral Assets, we issued to Westland 794,927 Class A Units and one Class B Unit, representing 100% of our membership interests. On December 7, 2006, Westland distributed of all of the Class A Units to Westland’s shareholders of record as a dividend on a one-for-one basis in accordance with such shareholders’ respective ownership of Westland common stock.

Following the spin-off and the completion of the Merger, (i) Westland’s shareholders of record immediately prior to the Merger owned 100% of the Class A Units; and (ii) Westland owned the sole Class B Unit.

Class B Unit

We have authorized and issued one Class B Unit, no par value.

Proceeds from the sale of the Class B Unit totaled $100.

NOTE 5.     RELATED PARTY TRANSACTIONS

Management Compensation

On February 15, 2007, we entered into a four-year Consultant Agreement with our Chief Executive Officer, which provides for the continuation of payment to our Chief Executive Officer if he is terminated for reasons other than cause. At March 31, 2007, the future contractual commitment for our Chief Executive Officer was approximately $2,083 per month through February 15, 2011.

Office Space

We have not had a need to rent office space. Westland is allowing us to use its offices as a mailing address, as needed, pursuant to the Transition Services Agreement.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains certain financial information and statements regarding Atrisco Oil and Gas, L.L.C., a New Mexico limited liability company (the “Company,” “we,” “us” or “our,” depending on the context), and its operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management’s current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this Report. For this purpose, any statements contained in this Report which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “intend,” “expect,” “believe,” “anticipate,” “could,” “estimate,” “plan,” or “continue,” or the negative variations of these words or comparable terminology, are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements in any way reflect our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in any decision to invest in the shares. Many of the factors, which could cause actual results to differ from forward-looking statements, are outside our control. These factors include, but are not limited to, the factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

Any capitalized terms used herein but not otherwise defined have the meanings ascribed to them in the Notes to Financial Statements.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Pursuant to the terms of the Deed, Westland transferred and contributed to us (i) the Leases; (ii) the Mineral Assets; and (iii) other valuable consideration. In exchange for the transfer and contribution of the Mineral Assets and other valuable consideration, we issued to Westland 794,927 Class A units (the “Class A Units”) and one Class B unit (the “Class B Unit,” and together with the Class A Units, the “Units”), representing 100% of our membership interests.

Westland distributed all of the Class A Units to Westland’s shareholders of record immediately prior to the Merger as a dividend on a one-for-one basis in accordance with each such shareholder’s respective ownership of Westland common stock. The spin-off was treated for federal income tax purposes as a taxable dividend of Westland’s earnings and profits. Westland’s shareholders received their Class A Units from the paying agent for the Merger promptly following completion of the Merger on December 7, 2006.

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

Our headquarters is located at 1730 Montano NW, Suite B Albuquerque, NM 87107. Our telephone number is (505) 836-0306. Our website address is www.atriscooilandgas.com.

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

Results of Operations

Three Months Ended March 31, 2007

Operations were initiated in the three months ended March 31, 2007.

Revenues

Our revenues for the three months ended March 31, 2007 were $117,777 and were composed of the following:

Three Months Ended March 31, 2007
Revenues
Oil and Gas Leases	$56,398
Transition Services Agreement	$61,379

Operating Expenses

During the three month period ended March 31, 2007, we were initiating operations. Total operating expenses for the three month period ended March 31, 2007 were $55,658. We incurred $54,355 in professional fees and $1,303 in other expenses during this period.

Liquidity and Capital Resources

For the three months ended March 31, 2007, we provided net cash of $43,011 in operating activities.

Cash used in investing activities included $10,000 for the purchase of equipment.

At March 31, 2007 and December 31, 2006, we had cash and cash equivalents available in the amounts of $33,038 and $27, respectively, an increase of $33,011.

There are currently no known trends, commitments, events or uncertainties that will result in a change in our liquidity. We have traditionally used our current assets for liquidity and intend to continue to do so in the future.

We have no commitment for capital resources and no material changes are currently planned for changes in capital resources.

Contractual Obligations

Executive Consultant Agreement

On February 15, 2007, we entered into a four-year Consultant Agreement with our Chief Executive Officer, which provides for the continuation of payment to our Chief Executive Officer if he is terminated for reasons other than cause. At March 31, 2007, the future contractual commitment for our Chief Executive Officer was approximately $2,083 per month through February 15, 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Mineral Assets

The value of the Mineral Assets, at the time acquired by us in the Merger transaction, was based upon the valuation of an independent appraiser.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104 when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.

Oil and gas lease revenue is recognized on a straight-line basis over the term of the leases.

Contingent Liability

In accordance with Statement of Financial Accounting Standards Interpretation No. 14, we may have certain contingent liabilities with respect to material existing or potential claims, lawsuits and other proceedings. We accrue liabilities when it is probable that future cost will be incurred and such cost can be measured. At March 31, 2007 we did not have any contingent liabilities.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.      Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It is the responsibility of our management to establish and maintain adequate internal controls over our financial reporting.

As required by Rule 13a-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the officers concluded that our disclosure controls and procedures were effective as of March 31, 2007.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting.

During the quarter ended March 31, 2007 there were no changes in our internal control over financial reporting in the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

None.

ITEM 1A.     Risk factors

Not applicable.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     defaultS upon senior securities

None.

item 4.     submission to a vote of security holders

None.

item 5.     other information

None.

Item 6.      Exhibits

The Exhibits below are filed as part of this Report.

*Indicates an Exhibit that is incorporated by reference.

Exhibit Number	Description

3.1*	Articles of Organization of Atrisco Oil and Gas, L.L.C. (filed as Exhibit 2.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

3.2*	Limited Liability Company Agreement of Atrisco Oil and Gas, L.L.C. (filed as Exhibit 3.2 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

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

10.4*

Option to Exercise Oil & Gas Lease between Westland Development Co., Inc. and SunValley Energy Corporation, dated August 2, 2002 (filed as Exhibit 10.4 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

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

10.7*

Fourth Amendment to Oil and Gas Lease between Westland Development Co., Inc. and SunValley Energy Corporation, dated June 6, 2004 (filed as Exhibit 10.7 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

10.8*

Fourth Amendment to Oil and Gas Lease and Option Agreement between Westland Development Co., Inc. and SunValley Energy Corporation, dated May 3, 2005 (filed as Exhibit 6.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.9*

Partial Assignment of Oil & Gas Leases, dated February 10, 2006, among Sun Valley Energy Corporation and Sierra Oil & Gas, Inc., Rally Exploration, Inc. KHL, Inc. and Tecton Energy, LLC (filed as Exhibit 10.9 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

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

10.14*

Consent to Assignment of Oil and Gas Lease between Westland Development Co., Inc. and Great Northern Gas Company from Great Northern Gas Company to TXO Energy, Inc., dated November 5, 2003 (filed as Exhibit 10.14 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

10.15*

Consent to Assignment of Oil and Gas Lease between Westland Development Co., Inc. and TXO Energy, Inc. from TXO Energy, Inc. to Tecton Energy, LLC, dated May 12, 2006 (filed as Exhibit 10.15 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

10.16*	Term Assignment of Oil and Gas Lease between Great Northern Gas Company, as Assignor, and Sun

Valley Energy Corporation, as Assignee, dated March 13, 2003 (filed as Exhibit 10.16 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

10.17*

Term Assignment of Oil and Gas Lease between Sun Valley Energy Corporation, as Assignor, and Great Northern Gas Company, as Assignee, dated March 13, 2003 (filed as Exhibit 10.17 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

10.18*	Form of Quitclaim Mineral Deed and Assignment of Oil and Gas Leases (filed as Exhibit 6.3 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.19*	Renewal Oil & Gas Lease, dated September 17, 2006, between Westland Development Co., Inc. and Tecton Energy, LLC (filed as Exhibit 6.5 to the Form 10-SB12G/A, filed with the SEC on October 6, 2006).

10.20*

Transition Services Agreement, dated December 4, 2006, by and between Westland Development Co., Inc. and Atrisco Oil and Gas, L.L.C. (filed as Exhibit 10.20 to the Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 23, 2009).

10.21	Consultant Agreement, dated February 15, 2007, by and between Peter Sanchez and Atrisco Oil and Gas, L.L.C.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Atrisco Oil and Gas, L.L.C.

March 23, 2009	By: /s/ Peter Sanchez
Name: Peter Sanchez
Title: Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

*Indicates an Exhibit that is incorporated by reference.

Exhibit Number	Description

3.1*	Articles of Organization of Atrisco Oil and Gas, L.L.C. (filed as Exhibit 2.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

3.2*	Limited Liability Company Agreement of Atrisco Oil and Gas, L.L.C. (filed as Exhibit 3.2 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

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

10.4*

Option to Exercise Oil & Gas Lease between Westland Development Co., Inc. and SunValley Energy Corporation, dated August 2, 2002 (filed as Exhibit 10.4 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

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

10.7*

Fourth Amendment to Oil and Gas Lease between Westland Development Co., Inc. and SunValley Energy Corporation, dated June 6, 2004 (filed as Exhibit 10.7 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

10.8*

Fourth Amendment to Oil and Gas Lease and Option Agreement between Westland Development Co., Inc. and SunValley Energy Corporation, dated May 3, 2005 (filed as Exhibit 6.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.9*

Partial Assignment of Oil & Gas Leases, dated February 10, 2006, among Sun Valley Energy Corporation and Sierra Oil & Gas, Inc., Rally Exploration, Inc. KHL, Inc. and Tecton Energy, LLC (filed as Exhibit 10.9 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

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

10.14*

Consent to Assignment of Oil and Gas Lease between Westland Development Co., Inc. and Great Northern Gas Company from Great Northern Gas Company to TXO Energy, Inc., dated November 5, 2003 (filed as Exhibit 10.14 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

10.15*

Consent to Assignment of Oil and Gas Lease between Westland Development Co., Inc. and TXO Energy, Inc. from TXO Energy, Inc. to Tecton Energy, LLC, dated May 12, 2006 (filed as Exhibit 10.15 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

10.16*

Term Assignment of Oil and Gas Lease between Great Northern Gas Company, as Assignor, and Sun Valley Energy Corporation, as Assignee, dated March 13, 2003 (filed as Exhibit 10.16 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

10.17*

Term Assignment of Oil and Gas Lease between Sun Valley Energy Corporation, as Assignor, and Great Northern Gas Company, as Assignee, dated March 13, 2003 (filed as Exhibit 10.17 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

10.18*	Form of Quitclaim Mineral Deed and Assignment of Oil and Gas Leases (filed as Exhibit 6.3 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.19*	Renewal Oil & Gas Lease, dated September 17, 2006, between Westland Development Co., Inc. and Tecton Energy, LLC (filed as Exhibit 6.5 to the Form 10-SB12G/A, filed with the SEC on October 6, 2006).

10.20*

Transition Services Agreement, dated December 4, 2006, by and between Westland Development Co., Inc. and Atrisco Oil and Gas, L.L.C. (filed as Exhibit 10.20 to the Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 23, 2009).

10.21	Consultant Agreement, dated February 15, 2007, by and between Peter Sanchez and Atrisco Oil and Gas, L.L.C.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.