Form 10-Q
period 2007-06-30
Atrisco Oil & Gas LLC
filed 2009-03-23
CIK 1376992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________
FORM 10-Q

__________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

__________________

ATRISCO OIL AND GAS, L.L.C.

(Exact name of Registrant as Specified in its Charter)

_____________________

NEW MEXICO	000-52246	56-2613010
(State or other jurisdiction of incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)

1730 Montano Rd. NW, Suite B; Albuquerque, NM 87107

(Address of principal executive offices)

(505) 836-0306

(Issuer’s telephone number)

__________________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒
State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at March 23, 2009
Class A Units, no par value	794,927
Class B Units, no par value	1

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BALANCE SHEET

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash	$34,257	$27
Accounts receivable	35,753	—
Prepaid expenses	7,014	—
Total Current Assets	77,024	27
FIXED ASSETS:
Equipment	11,626	—
Less accumulated depreciation	(833)	—
Total Fixed Assets	10,793	—
OTHER ASSETS:
Mineral rights	70,304	70,304
Total Other Assets	70,304	70,304
Total Assets	$158,121	$70,331
LIABILITIES AND UNITHOLDERS’ EQUITY
CURRENT LIABILITIES:
Account payable	$5,175	$—
Current debt	5,524	—
Deferred revenue	43,048	—
Total Current Liabilities	53,747
COMMITMENTS AND CONTINGENCIES	—	—
UNITHOLDERS’ EQUITY:
Class A Units, no par value, 794,927 Units authorized, issued and outstanding	70,304	70,304
Class B Unit, no par value, One Unit authorized, issued and outstanding	100	100
Retained earnings	33,970	(73)
Total Unitholders’ Equity	104,374	70,331
Total Liabilities and Unitholders' Equity	$158,121	$70,331

The accompanying notes are an integral part of this financial statement.

STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
REVENUES
Oil and Gas Leases	$3,004	$59,402
Transitional Services Agreement	21,534	82,913
TOTAL REVENUES	24,538	142,315
OPERATING EXPENSES
Professional Fees	44,208	98,563
Occupancy	833	833
Public relations	1,419	1,419
Unitholder services	4,199	4,199
Insurance expense	1,403	1,403
Office expense	1,257	1,406
Travel and entertainment	259	413
TOTAL OPERATING EXPENSES	52,578	108,236
NET INCOME(LOSS) FROM OPERATIONS	(28,040)	34,079
OTHER INCOME
Interest income	—	—
Interest expense	(36)	(36)
TOTAL OTHER INCOME	(36)	(36)
NET INCOME(LOSS)	$(28,076)	$34,043
NET INCOME(LOSS) PER CLASS A UNIT	(0.035)	0.043
WEIGHTED AVERAGE NUMBER OF CLASS A UNITS OUTSTANDING, BASIC AND DILUTED	$794,927	$794,927

The accompanying notes are an integral part of this financial statement.

STATEMENT OF UNITHOLDERS’ EQUITY

FROM THE DATE OF INCEPTION ON SEPTEMBER 8, 2006

THROUGH JUNE 30, 2007

	Class A Units		Class B Units		Retained	Total Unitholders’
	Shares	Amount	Shares	Amount	Earnings	Equity
BALANCE, September 8, 2006	—	$—	—	$—	$—	$—
Class B Units issued, September 8, 2006	—	—	1	100	—	100
Class A Units issued, December 7, 2006	794,927	70,304	—	—	—	70,304
Net loss for the period ended December 31, 2006	—	—	—	—	(73)	(73)
BALANCE, December 31, 2006	794,927	$70,304	1	$100	—	$70,331
Net income for the six month period ended June 30, 2007	—	—	—	—	34,043	34,043
BALANCE, June 30, 2007	794,927	$70,304	1	$100	$33,970	$104,374

The accompanying notes are an integral part of this financial statement.

STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2007
Cash Flows From Operating Activities:
Net Income	$34,043
Depreciation	833
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Decrease (increase) in accounts receivable	(35,753)
Decrease (increase) in prepaid expenses	(7,014)
Increase (decrease) in accounts payable	5,175
Increase (decrease) in deferred revenue	43,048
Net Cash Used by Operating Activities	40,332
Cash Flows From Investing Activities
Purchase of fixed assets	(11,626)
Net Cash Provided (Used) by Investing Activities	(11,626)
Cash Flows From Financing Activities:
Proceeds from Current debt, net	5,524
Net Cash Provided by Financing Activities	5,524
Net Increase in Cash	34,230
Cash at Beginning of Period	27
Cash at End of Period	$34,257
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—
Income taxes	$—

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

Operating results for the six month period ending June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Westland deeded to us a Quitclaim Mineral Deed and Assignment of Oil and Gas Leases, dated December 4, 2006 (the “Deed”), pursuant to which Westland transferred and contributed to us (i) 100% of the future rents and royalties that Westland is entitled to receive under two existing oil and gas leases (the “Leases”); (ii) a 50% undivided interest in all mineral rights owned by Westland (collectively, the “Mineral Assets”)’ and (iii) other valuable consideration. In exchange for the transfer and contribution of the Mineral Assets, we issued to Westland 794,927 Class A units (the “Class A Units”)and one Class B unit (the “Class B Unit,” and together with the Class A Units, the “Units”), representing 100% of our membership interests. Westland has completed the distribution of all of the Class A Units to Westland’s shareholders of record as a dividend on a one-for-one basis, in accordance with each such shareholder’s respective ownership of Westland common stock.

This summary of significant accounting policies is presented to assist in understanding our financial statements. The financial statements and notes are representations of our management, which is responsible for the integrity and objectivity of our financial statements and notes. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

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

Recently Enacted Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140,” and SFAS No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140,” were recently issued. SFAS No. 155 and 156 are not currently applicable to us, and their effect on our financial statements for the three month period ended June 30, 2007 would not have been significant.

Fixed Assets

Equipment is recorded at cost. Depreciation is provided using the straight-line method over the useful lives of the respective assets, typically 3-5 years. Major additions and betterments are capitalized. Upon retirement or disposal, the cost and related accumulated depreciation or amortization is removed from the accounts and any gain or loss is reflected in operations.

The following table summarizes our fixed assets:

	June 30,	December 31,
	2007	2006
Office Equipment	$11,626	$—
Allowance for Depreciation and amortization	(833)	—
Fixed Assets, net	$10,793	$—

Concentration Risk

Revenues from the oil and gas lease contracts represented 41.74% of revenues and revenues from the Transition Services Agreement, described below, represented 58.26% of revenues for the six months ended June 30, 2007.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104 when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.

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

During the six months ended June 30, 2007, we recognized $59,402 in revenues under the Leases.

Transition Services Agreement

We and Westland entered into a Transition Services Agreement, dated December 4, 2006 (“Transition Services Agreement”), in a form mutually agreed upon by such parties, pursuant to which Westland will provide us with up to $200,000 per year in certain administrative support services for the period beginning at the effective time of the Merger, December 7, 2006, and ending on the third anniversary of the completion of the Merger on December 7, 2009.

During the six months years ended June 30, 2007, we recognized $82,913 in revenues under the Transition Services Agreement.

NOTE 3.     MINERAL INTEREST

The Mineral Assets are substantially all of the assets which we own. The Mineral Assets include (i) 100% of the future rents and royalties that Westland is entitled to receive under the Leases; and (ii) a 50% undivided interest in all mineral rights previously owned 100% by Westland. Westland is a New Mexico corporation that is the successor to property interests of a Spanish land grant currently amounting to approximately 46,400 acres. We and Westland each own 50% of the mineral rights, including oil and gas rights, to the 46,400 acres. We and Westland also retained certain oil, gas and other mineral rights on some of the lands that Westland previously sold.

NOTE 4.     DEFERRED REVENUE

Deferred revenue represents amounts received from oil and gas leases. Deferred revenue is earned and recognized as revenue over the life of the oil and gas leases using a straight line method. Deferred revenues at June 30, 2007 was $43,048.

NOTE 5.     UNITS OF MEMBERSHIP INTEREST

Class A Units

We have authorized and issued 794,927 Class A Units, no par value, in exchange for mineral rights from Westland. Pursuant to the Deed, Westland transferred and contributed to us the Mineral Assets which include (i) 100% of the future rents and royalties that Westland is entitled to receive under the Leases and; (ii) a 50% undivided interest in all mineral rights previously wholly owned by Westland. In exchange for the transfer and contribution of the Mineral Assets, we issued to Westland 794,927 Class A Units and one Class B Unit, representing 100% of our membership interests. On December 7, 2006, Westland distributed all of the Class A Units to Westland’s shareholders of record as a dividend on a one-for-one basis in accordance with such shareholders’ respective ownership of Westland common stock.

Following the spin-off and the completion of the Merger, (i) Westland’s shareholders of record immediately prior to the Merger owned 100% of the Class A Units; and (ii) Westland owned the sole Class B Unit.

Class B Unit

We have authorized and issued one Class B Unit, no par value.

Proceeds from the sale of the Class B Unit totaled $100.

NOTE 6.     RELATED PARTY TRANSACTIONS

Management Compensation

On February 15, 2007, we entered into a four-year Consultant Agreement with our Chief Executive Officer, which provides for the continuation of payment to our Chief Executive Officer if he is terminated for reasons other than cause. At June 30, 2007, the future contractual commitment for our Chief Executive Officer was approximately $2,083 per month through February 15, 2011.

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were formed as a New Mexico limited liability company by the filing of our Articles of Organization with the New Mexico Public Regulation Commission on September 8, 2006. We are governed by our Articles of Organization, the Limited Liability Company agreement, as amended (the “LLC Agreement”), and the New Mexico Limited Liability Company Act.

We were formed in connection with the Agreement and Plan of Merger, dated as of July 19, 2006, by and between Westland and SCC Acquisition Corp., a Delaware corporation (“SCC”), pursuant to which SCC was merged with and into Westland, with Westland as the surviving entity.

Pursuant to the terms of the Deed, Westland transferred and contributed to us (i) the Leases; (ii) the Mineral Assets; and (iii) other valuable consideration. In exchange for the transfer and contribution of the Mineral Assets and other valuable consideration, we issued to Westland 794,927 Class A units (the “Class A Units”) and one Class B unit (the “Class B Unit,” and together with the Class Units, the “Units”), representing 100% of our membership interests.

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

On June 15, 2007, we amended our Limited Liability Company Agreement by adopting the First Amendment to the Limited Liability Company Agreement. The First Amendment to the Limited Liability Company Agreement amended the Limited Liability Company Agreement by: (i) authorizing the Board of Directors to approve compensation of the members of the Board of Directors and officers of the Company, and (ii) permitting inter vivos transfers of Units of the Company to lineal descendants of the Unitholders of the Company.

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

Three Months Ended June 30, 2007

Operations were initiated in the three months ended March 31, 2007.

Revenues

Our revenues for the three months ended June 30, 2007 were $24,538 and were composed of the following:

Three Months Ended June 30, 2007
Revenues
Oil and Gas Leases	$3,004
Transitional Services Agreement	$21,534

Operating Expenses

During the three month period ended June 30, 2007, total operating expenses for the three month period ended June 30, 2007 were $52,578. We incurred $44,208 in professional fees and $4,199 in Unitholder services expense during this period.

Six Months Ended June 30, 2007

Revenues

Our revenues for the six months ended June 30, 2007 were $142,315 and were composed of the following:

Six Months Ended June 30, 2007
Revenues
Oil and Gas Leases	$59,402
Transitional Services Agreement	$82,913

Operating Expenses

Total operating expenses for the six months ended June 30, 2007 were $108,236. We incurred $98,563 in professional fees and $4,199 in Unitholder services expense during this period.

Liquidity and Capital Resources

For the six months ended June 30, 2007, we provided net cash of $40,332 from operating activities.

Cash used in investing activities for the six months ended June 30, 2007 were $11,626 for the purchase of equipment.

Cash provided by financing activities for the six months ended June 30, 2007 were $5,524 from the financing of our insurance premiums.

At June 30, 2007 and December 31, 2006, we had cash and cash equivalents available in the amounts of $34,257 and $27, an increase of $34,230.

There are currently no known trends, commitments, events or uncertainties that will result in a change in our liquidity. We have traditionally used our current assets for liquidity and intend to continue to do so in the future.

We have no commitment for capital resources and no material changes are currently planned for changes in capital resources.

Contractual Obligations

Executive Consultant Agreement

On February 15, 2007, we entered into a four-year Consultant Agreement with our Chief Executive Officer, which provides for the continuation of payment to our Chief Executive Officer if he is terminated for reasons other than cause. At June 30, 2007, the future contractual commitment for our Chief Executive Officer was approximately $2,083 per month through February 15, 2011.

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

Contingent Liability

In accordance with Statement of Financial Accounting Standards Interpretation No. 14, we may have certain contingent liabilities with respect to material existing or potential claims, lawsuits and other proceedings. We accrue liabilities when it is probable that future cost will be incurred and such cost can be measured. At June 30, 2007 we did not have any contingent liabilities.

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

As required by Rule 13a-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation the officers concluded that our disclosure controls and procedures were effective as of June 30, 2007.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting.

        During the quarter ended June 30, 2007 there were no changes in our internal control over financial reporting in the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

None.

ITEM 1A.     Risk factors

Not applicable.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

item 3.     DEFAULTS UPON SENIOR SECURITIES

None.

item 4.     submission to a vote of security holders

None.

item 5.     other information

We amended our LLC Agreement on June 15, 2007. A copy of the amendment to the limited liability company agreement is attached hereto as Exhibit 3.3.

Item 6.      Exhibits

The Exhibits below are filed as part of this Report.

*Indicates an Exhibit that is incorporated by reference.

Exhibit Number	Description

3.1*	Articles of Organization of Atrisco Oil and Gas, L.L.C. (filed as Exhibit 2.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

3.2*	Limited Liability Company Agreement of Atrisco Oil and Gas, L.L.C. (filed as Exhibit 3.2 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

3.3	Amendment to Limited Liability Company Agreement, dated June 15, 2007.

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

10.21*

Consultant Agreement, dated February 15, 2007, by and between Peter Sanchez and Atrisco Oil and Gas, L.L.C. (filed as Exhibit 10.21 to the Form 10-Q for the fiscal quarter ended March 31, 2007, filed with the SEC on March 23, 2009).

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

Atrisco Oil and Gas, L.L.C.

March 23, 2009	By:	/s/ Peter Sanchez
		Name:	Peter Sanchez
		Title:	Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

*Indicates an Exhibit that is incorporated by reference.

Exhibit Number	Description

3.1*	Articles of Organization of Atrisco Oil and Gas, L.L.C. (filed as Exhibit 2.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

3.2*	Limited Liability Company Agreement of Atrisco Oil and Gas, L.L.C. (filed as Exhibit 3.2 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

3.3	Amendment to Limited Liability Company Agreement, dated June 15, 2007.

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

10.21*

Consultant Agreement, dated February 15, 2007, by and between Peter Sanchez and Atrisco Oil and Gas, L.L.C. (filed as Exhibit 10.21 to the Form 10-Q for the fiscal quarter ended March 31, 2007, filed with the SEC on March 23, 2009).

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