Form 10-Q
period 2007-09-30
Atrisco Oil & Gas LLC
filed 2009-03-24
CIK 1376992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

____________________________

ATRISCO OIL AND GAS, L.L.C.

(Exact name of Registrant as Specified in its Charter)

____________________________

NEW MEXICO	000-52246	56-2613010
(State or other jurisdiction of incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)

1730 Montano Rd. NW, Suite B; Albuquerque, NM 87107

(Address of principal executive offices)

(505) 836-0306

(Issuer’s telephone number)

____________________________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at March 24, 2009
Class A Units, no par value	794,927
Class B Units, no par value	1

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BALANCE SHEET

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash	$282,052	$27
Accounts receivable	10,000	—
Prepaid expenses	4,910	—
Total Current Assets	296,962	27
FIXED ASSETS:
Equipment	24,429	—
Less accumulated depreciation	(2,249)	—
Total Fixed Assets	22,180	—
OTHER ASSETS:
Mineral rights	70,304	70,304
Total Other Assets	70,304	70,304
Total Assets	$389,446	$70,331
LIABILITIES AND UNITHOLDERS’ EQUITY
CURRENT LIABILITIES:
Account payable	$37,763	$—
Current debt	3,156	—
Deferred revenue	279,999	—
Total Current Liabilities	320,918	—
COMMITMENTS AND CONTINGENCIES	—	—
UNITHOLDERS’ EQUITY:
Class A Units, no par value, 794,927 Units authorized, issued and outstanding	70,304	70,304
Class B Unit, no par value, One Unit authorized, issued and outstanding	100	100
Retained earnings (deficit)	(1,876)	(73)
Total Unitholders’ Equity	68,528	70,331
Total Liabilities and Unitholders’ Equity	$389,446	$70,331

The accompanying notes are an integral part of this financial statement.

STATEMENT OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES
Oil and Gas Leases	$27,568	—	$86,970	—
Transitional Services Agreement	145,187	—	228,100	—
TOTAL REVENUES	172,755		315,070	—
OPERATING EXPENSES
Professional Fees	173,264	—	271,827	—
Occupancy	12,823	—	13,656	—
Public relations	6,545	—	7,964	—
Unitholder services	12,859	—	17,058	—
Insurance expense	2,729	—	4,132	—
Office expense	843	—	2,249	—
Travel and entertainment	613	—	1,026	—
TOTAL OPERATING EXPENSES	209,676	—	317,912	—
NET INCOME(LOSS) FROM OPERATIONS	(36,921)	—	(2,842)	—
OTHER INCOME
Interest income	1,185	—	1,185	—
Interest expense	(110)	—	(146)	—
TOTAL OTHER INCOME	1,075	—	1,039	—
NET INCOME(LOSS)	$(35,846)	—	$(1,803)	—
NET INCOME(LOSS) PER CLASS A UNIT	$(0.045)	—	$(0.002)	—
WEIGHTED AVERAGE NUMBER OF CLASS A UNITS OUTSTANDING, BASIC AND DILUTED	794,927	N/A	794,927	N/A

The accompanying notes are an integral part of this financial statement.

STATEMENT OF UNITHOLDERS’ EQUITY

FROM THE DATE OF INCEPTION ON SEPTEMBER 8, 2006

THROUGH SEPTEMBER 30, 2007

						Total
	Class A Units		Class B Units		Retained	Unitholders’
	Shares	Amount	Shares	Amount	Earnings	Equity
BALANCE, September 8, 2006	—	$—	—	$—	$—	$—
Class B Units issued, September 8, 2006	—	—	1	100	—	100
Class A Units issued, December 7, 2006	794,927	70,304	—	—	—	70,304
Net loss for the period ended December 31, 2006	—	—	—	—	(73)	(73)
BALANCE, December 31, 2006	794,927	$70,304	1	$100	—	$70,331
Net loss for the nine month period ended September 30, 2007	—	—	—	—	(1,803)	(1,803)
BALANCE, September 30, 2007	794,927	$70,304	1	$100	$(1,876)	$68,528

The accompanying notes are an integral part of this financial statement.

STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Net Income	$(1,803)	$—
Depreciation	2,249	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Decrease (increase) in accounts receivable	(10,000)	—
Decrease (increase) in prepaid expenses	(4,910)	—
Increase (decrease) in accounts payable	37,763	—
Increase (decrease) in deferred revenue	279,999	—
Net Cash Provided by Operating Activities	303,298	—
Cash Flows From Investing Activities
Proceeds from Class B Unit issuance	—	100
Purchase of fixed assets	(24,429)	—
Net Cash Used by Investing Activities	(24,429)	100
Cash Flows From Financing Activities:
Proceeds from Current debt, net	3,156	—
Net Cash Provided by Financing Activities	3,156	—
Net Increase in Cash	282,025	100
Cash at Beginning of Period	27	—
Cash at End of Period	$282,052	$100
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

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

Operating results for the nine month period ending September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Recently Enacted Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140,” and SFAS No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140,” were recently issued. SFAS No. 155 and 156 are not currently applicable to us, and their effect on the financial statements for the three month period ended September 30, 2007 would not have been significant.

Fixed Assets

Equipment is recorded at cost. Depreciation is provided using the straight-line method over the useful lives of the respective assets, typically 3-5 years. Major additions and betterments are capitalized. Upon retirement or disposal, the cost and related accumulated depreciation or amortization is removed from the accounts and any gain or loss is reflected in operations.

The following table summarizes our fixed assets:

	September 30,	December 31,
	2007	2006
Office Equipment	$13,170	$—
Furniture and equipment	11,259	—
Allowance for Depreciation and amortization	(2,249)	—
Fixed Assets, net	$22,180	$—

Concentration Risk

We maintain our cash balances in bank deposit accounts which periodically have balances in excess of the amounts covered by FDIC insurance. At September 30, 2007 the uninsured amount was $182,052.

Revenues from the oil and gas lease contracts represented 27.60% of revenues and revenues from the Transition Services Agreement, described below, represented 72.40% of revenues for the nine months ended September 30, 2007.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104 when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.

Oil and gas lease revenue is recognized on a straight-line basis over the term of the Leases.

Lease Revenues

The Leases cover an aggregate of approximately 16,600 acres of Westland’s land. One lease, originally made with Great Northern Gas Co. (the “Great Northern Lease”), covers approximately 9,400 acres and will expire on September 17, 2011. The second lease, originally made with Sun Valley Energy Corp. (the “Sun Valley Lease”), covers approximately 7,200 acres and expired on June 6, 2008. By assignment and contract, Tecton Energy, LLC, a Texas limited liability company (“Tecton”) became the Lessee for each lease.

Pursuant to the Leases, the lessee is required to pay us royalties, lease bonuses, delay rentals and other payments. Our retained owner’s royalty is 12.5% on the Sun Valley Lease and 13.5% on the Great Northern Lease.

Current delay rental payments for the Great Northern Lease are $2.00 per acre per year. Current delay rental payments for the Sun Valley Lease are $5.00 per acre per year.

On August 20, 2007, we entered into a 5 year term oil, gas and mineral lease with Tecton, pursuant to which we leased all of the Mineral Assets owned by us, which remained unleased following the Merger, within Bernalillo County, New Mexico. We received a bonus payment of $250,000, which will be recognized over the term of the lease. During the term of the lease, we will receive a Drill or Pay Fee of $6.00 per acre each year if Tecton does not drill or re-enter one well per year. Royalties from any oil and gas discovered from the drilling will be paid based on production at a rate of 15% to up to 18.5%.

During the nine months ended September 30, 2007, we recognized $86,970 in revenues under the Leases.

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

During the nine months years ended September 30, 2007, we recognized $228,100 in revenues under the Transition Services Agreement.

NOTE 3.     MINERAL INTEREST

The Mineral Assets are substantially all of the assets which we own. The Mineral Assets include (i) 100% of the future rents and royalties that Westland is entitled to receive under the Leases; and (ii) a 50% undivided interest in all mineral rights previously wholly owned 100% by Westland. Westland is a New Mexico corporation that is the successor to property interests of a Spanish land grant in New Mexico, currently amounting to approximately 46,400 acres. We and Westland each own 50% of the mineral rights, including oil and gas rights, to the 46,400 acres. We and Westland also retained certain oil, gas and other mineral rights on some of the lands that Westland previously sold.

NOTE 4.     DEFERRED REVENUE

Deferred revenue represents amounts received from oil and gas leases. Deferred revenue is earned and recognized as revenue over the life of the oil and gas leases using a straight line method. Deferred revenues at September 30, 2007 were $279,999.

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

Following the spin-off and the completion of the Merger, (i) Westland’s shareholders of record immediately prior to the Merger owned 100% of the Class A Units and (ii) Westland owned the sole Class B Unit.

Class B Unit

We have authorized and issued one Class B Unit, no par value.

Proceeds from the sale of the Class B Unit totaled $100.

NOTE 6.     COMMITMENTS AND CONTINGENCIES

Operating Leases

Westland has allowed us to use its offices as a mailing address, as needed, pursuant to the Transition Services Agreement. In August 2007, we and the Atrisco Heritage Foundation jointly entered into a four-year lease for office space. Lease expense relating to operating space leased was approximately $5,196 for the nine months ended September 30, 2007. Future minimum lease payments are as follows:

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$126,206	$31,357	$66,045	$28,804	$-
Total	$126,206	$31,357	$66,045	$28,804	$-

Executive Consultant Agreement

On February 15, 2007, we entered into a four-year Consultant Agreement with our Chief Executive Officer, which provides for the continuation of payment to our Chief Executive Officer if he is terminated for reasons other than cause. At September 30, 2007, the future contractual commitment for our Chief Executive Officer was approximately $2,083 per month through February 15, 2011.

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were formed as a New Mexico limited liability company by the filing of our Articles of Organization with the New Mexico Public Regulation Commission on September 8, 2006. We are governed by our Articles of Organization, Limited Liability Company Agreement, as amended, and the New Mexico Limited Liability Company Act.

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

In serving this purpose we will seek to maximize revenue generated from leases entered into with natural resource exploration companies for subsequent distribution to the Class A Unitholders. The maintenance and exploitation of the Mineral Assets will be undertaken by, or under the supervision of, our officers and directors. Our ability to exploit the Mineral Assets will be subject to the limitations in the Deed and the Leases and to the approval rights of the Class B unitholder (the “Class B Unitholder,” and together with the Class A Unitholders, the “Unitholders”).

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

Results of Operations

Three Months Ended September 30, 2007

Operations were initiated in the three months ended September 30, 2006.

Revenues

Our revenues for the three months ended September 30, 2007 were $172,755 and were composed of the following:

Three Months Ended September 30, 2007
Revenues
Oil and Gas Leases	$27,568
Transition Services Agreement	$145,187

We had no revenue for the three months ended September 30, 2006 as we had not begun operations at such time.

Operating Expenses

During the three month period ended September 30, 2007, total operating expenses for the three month period ended September 30, 2007 were $209,676. We incurred $173,264 in professional fees; $12,823 in occupancy expenses and $12,859 in Unitholder services expense during this period. Included in professional fees were $121,541 in services provided under the Transition Services Agreement and $39,446 in legal fees.

We had no expenses for the three months ended September 30, 2006 as we had not begun operations at such time.

Nine Months Ended September 30, 2007

Revenues

Our revenues for the nine months ended September 30, 2007 were $315,070 and were composed of the following:

Nine Months Ended September 30, 2007
Revenues
Oil and Gas Leases	$86,970
Transitional Services Agreement	$228,100

We had no revenue for the nine months ended September 30, 2006 as we had not begun operations at such time.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2007 were $317,912. We incurred $271,827 in professional fees, $13,656 in occupancy expense and $17,058 in unitholder services expense during this period. Included in professional fees were $178,701 in services provided under the Transition Services Agreement and $56,476 in legal fees.

We had no expenses for the nine months ended September 30, 2006 as we had not begun operations at such time.

Liquidity and Capital Resources

For the nine months ended September 30, 2007, we provided net cash of $303,298 from operating activities.

Cash used in investing activities for the nine months ended September 30, 2007 were $24,429 for the purchase of office furniture and equipment.

Cash provided by financing activities for the nine months ended September 30, 2007 were $3,156 from the financing of our insurance premiums.

At September 30, 2007 and December 31, 2006, we had cash and cash equivalents available in the amounts of $282,052 and $27, an increase of $282,025.

There are currently no known trends, commitments, events or uncertainties that will result in a change in our liquidity. We have traditionally used our current assets for liquidity and intend to continue to do so in the future.

We have no commitment for capital resources and no material changes are currently planned for changes in capital resources.

Contractual Obligations

Executive Consultant Agreement

On February 15, 2007, we entered into a four-year Consultant Agreement with our Chief Executive Officer, which provides for the continuation of payment to our Chief Executive Officer if he is terminated for reasons other than cause. At September 30, 2007, the future contractual commitment for our Chief Executive Officer was approximately $2,083 per month through February 15, 2011.

Oil, Gas and Mineral Lease

On August 20, 2007, we entered into a 5 year term oil, gas and mineral lease with Tecton, pursuant to which we leased all of the Mineral Assets owned by us, which remained unleased following the Merger, within Bernalillo County, New Mexico. We received a bonus payment of $250,000, which will be recognized over the term of the lease. During the term of the lease, we will receive a Drill or Pay Fee of $6.00 per acre each year if Tecton does not drill or re-enter one well per year. Royalties from any oil and gas discovered from the drilling will be paid based on production at a rate of 15% to up to 18.5%.

Operating Leases

Westland has allowed us to use its offices as a mailing address, as needed, pursuant to the Transition Services Agreement. In August 2007, we and the Atrisco Heritage Foundation jointly entered into a four-year lease for office space. Lease expense relating to operating space leased was approximately $5,196 for the nine months ended September 30, 2007. Future minimum lease payments are as follows:

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	126,206	$31,357	$66,045	$28,804	$-
Total	126,206	$31,357	$66,045	$28,804	$-

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

Mineral Assets

The value of the Mineral Assets, at the time acquired by us in the Merger transaction was based upon the valuation of an independent appraiser.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104 when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.

Oil and gas lease revenue is recognized on a straight-line basis over the term of the leases.

Contingent Liability

In accordance with Statement of Financial Accounting Standards Interpretation No. 14, we may have certain contingent liabilities with respect to material existing or potential claims, lawsuits and other proceedings. We accrue liabilities when it is probable that future cost will be incurred and such cost can be measured. At September 30, 2007 we did not have any contingent liabilities.

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

As required by Rule 13a-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the officers concluded that our disclosure controls and procedures were effective as of September 30, 2007.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2007 there were no changes in our internal control over financial reporting in the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

None.

ITEM 1A.     Risk factors

Not applicable.

ITEM 2.     UNREGISTERED SALEs OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

Item 6.      Exhibits

The Exhibits below are filed as part of this Report.

* Indicates an Exhibit that is incorporated by reference.

Exhibit Number	Description

3.1*	Articles of Organization of Atrisco Oil and Gas, L.L.C. (filed as Exhibit 2.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

3.2*	Limited Liability Company Agreement of Atrisco Oil and Gas, L.L.C. (filed as Exhibit 3.2 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

3.3*	Amendment to Limited Liability Company Agreement, dated June 15, 2007 (filed as Exhibit 3.3 to the Form 10-Q for the fiscal quarter ended June 30, 2007, filed with the SEC on March 23, 2009).

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

10.22	Oil, Gas and Mineral Lease, dated August 20, 2007, by and between Tecton Energy, LLC and Atrisco Oil and Gas, L.L.C.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Atrisco Oil and Gas, L.L.C.

March 24, 2009	By:	/s/ Peter Sanchez
		Name:	Peter Sanchez
		Title:	Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

* Indicates an Exhibit that is incorporated by reference.

Exhibit Number	Description

3.1*	Articles of Organization of Atrisco Oil and Gas, L.L.C. (filed as Exhibit 2.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

3.2*	Limited Liability Company Agreement of Atrisco Oil and Gas, L.L.C. (filed as Exhibit 3.2 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

3.3*	Amendment to Limited Liability Company Agreement, dated June 15, 2007 (filed as Exhibit 3.3 to the Form 10-Q for the fiscal quarter ended June 30, 2007, filed with the SEC on March 23, 2009).

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

10.22	Oil, Gas and Mineral Lease, dated August 20, 2007, by and between Tecton Energy, LLC and Atrisco Oil and Gas, L.L.C.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.