Form 10-K
period 2007-12-31
Atrisco Oil & Gas LLC
filed 2009-03-24
CIK 1376992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), by reference to the price at which the voting stock was last sold, or the average bid and asked price of such voting stock, as of June 30, 2007, was: not applicable.

On March 24, 2009, the registrant had 794,927 Class A Units and 1 Class B Unit outstanding.

Documents incorporated by reference:     None.

ATRISCO OIL AND GAS, L.L.C.
FORM 10-K

INDEX

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the Exhibits hereto) (this “Form 10-K”) contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, if applicable, the Private Securities Litigation Reform Act of 1995, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. Such statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "approximately," "intend," and other similar words and expressions, or future or conditional verbs such as "should," "would," "could," and "may." In addition, we may from time to time make such written or oral "forward-looking statements" in future filings (including exhibits thereto) with the Securities and Exchange Commission (the "SEC"), in our reports to Unitholders (as that term is defined herein), and in other communications made by us or with our approval. These forward-looking statements are based largely on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based upon reasonable estimates and assumptions, we can give no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution that actual results may differ materially and adversely from those in the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely effected. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements. In evaluating these statements, some of the factors that you should consider include those described elsewhere in this Form 10-K.

ITEM 1.     BUSINESS

Business Development

Atrisco Oil and Gas, L.L.C. (the “Company,” “we,” “us,” or “our,” depending on the context) was formed as a New Mexico limited liability company by the filing of its Articles of Organization with the New Mexico Public Regulation Commission on September 8, 2006. We are governed by our Articles of Organization and Limited Liability Company Agreement, amended June 15, 2007 (the “LLC Agreement”), and the New Mexico Limited Liability Company Act. Since inception, we have only been engaged in organizational efforts.

We were formed in connection with the Agreement and Plan of Merger, dated as of July 19, 2006, by and between Westland Development Co., Inc., a New Mexico corporation (“Westland”), and SCC Acquisition Corp., a Delaware corporation (“SCC”), pursuant to which SCC was merged with and into Westland with Westland as the surviving entity (the “Merger”).

Immediately prior to the Merger, Westland entered into a Quitclaim Mineral Deed and Assignment of Oil and Gas Leases, dated December 4, 2006 (the “Deed”), pursuant to which Westland transferred and contributed to us (i) 100% of the future rents and royalties that Westland is entitled to receive under two existing oil and gas leases, one with Great Northern Gas Co. (the “Great Northern Lease”), and the other with Sun Valley Energy Corp. (the “Sun Valley Lease” and together with the Great Northern Lease, the “Leases”) (ii) a 50% undivided interest in all mineral rights owned by Westland (collectively, the “Mineral Assets”); and (iii) other valuable consideration. In exchange for the transfer and contribution of the Mineral Assets, we issued to Westland 794,927 Class A units (the “Class A Units”) and one Class B unit (the “Class B Unit,” and together with the Class A Units, the “Units”), representing 100% of our membership interests.

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

Westland has distributed of all of the Class A Units to Westland’s shareholders of record immediately prior to the Merger as a dividend on a one-for-one basis in accordance with each such shareholder’s respective ownership of Westland common stock, which distribution began immediately prior to the Merger. The spin-off was treated for federal income tax purposes as a taxable dividend of Westland’s earnings and profits. Westland’s shareholders received their Class A Units from the paying agent for the Merger promptly following completion of the Merger on December 7, 2006. After the Merger, Westland became a subsidiary of SunCal Companies, a California corporation (“SunCal”).

Following the spin-off and the completion of the Merger, (i) Westland’s shareholders of record immediately prior to the Merger owned 100% of the Class A Units; and (ii) Westland owned the sole Class B Unit.

Purpose

We were formed for the limited purpose of (a) receiving, holding, protecting and exploiting the Mineral Assets, (b) paying or providing for any costs or liabilities incurred in carrying out our purpose, (c) making permitted distributions to the Class A unitholders (the “Class A Unitholders”); and (d) performing all activities necessary or incidental to the foregoing. We do not currently intend to engage in any other trade or business.

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

Distributions

Any excess cash held by us which is derived from the income, if any, received from the Mineral Assets, net of a reasonable reserve for our future operating costs and expenses, will be distributed by us to the Class A Unitholders in proportion to the number of Class A Units held by such Class A Unitholder, at least annually, or as otherwise determined by our Board of Directors (the “Board”).

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

Any shares created or received in connection with any such transaction would be referred to as “conversion shares.” In connection with any such transaction, (i) each Unit will automatically be converted into conversion shares in accordance with the LLC Agreement; and (ii) such conversion shares will have the same economic interest and other rights and obligations in such corporation or its subsidiaries as the converted Units had with respect to us, subject to any modifications (as determined by the Board in good faith) required solely as a result of the conversion to corporate form.

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

ITEM 1A.     RISK FACTORS

Not Applicable.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

The Mineral Assets are substantially all of the assets which we own. In addition, as the LLC Agreement limits us to receiving, holding, protecting and exploiting the Mineral Assets, we are not permitted to acquire any additional material property. The limitations on our purpose may not be amended without the approval of the Board and the separate prior approval of the Class B Unitholder. Further, as we are required to distribute to the Class A Unitholders any excess cash held by us which is derived from the income, if any, received from the Mineral Assets, net of a reasonable reserve for our future operating costs and expenses, it is anticipated that we will not have any funds to acquire any additional material property. However, Westland did retain certain oil, gas and other mineral rights on some of the lands it sold in the past. Such retained oil, gas and other mineral rights may be available for lease.

The Mineral Assets are associated with Westland’s land located in New Mexico. Westland is a New Mexico corporation that is the successor to property interests of a Spanish land grant in New Mexico (the “Atrisco Land Grant”) currently amounting to approximately 46,400 acres, and is also the owner of approximately 10,000 additional acres, all located on the west side of Albuquerque, New Mexico. Westland owns the mineral rights, including oil and gas rights, to the 46,400 acres. Westland does not own and never has owned any mineral rights to the 10,000 additional acres that it acquired from the Resolution Trust Corporation and which are located north of the original Atrisco Land Grant. As noted above, Westland also retained certain oil, gas and other mineral rights on some of the lands it previously sold.

While neither we nor Westland have received any assurances from any person that our oil and gas drilling efforts will be successful, those indicating an interest in leasing Westland’s lands have indicated that increases in oil and gas prices, combined with recent advances in oil and gas technologies, lead them to believe that conditions are favorable for establishing commercial production from Westland’s land.

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

On August 20, 2007, we entered into a 5 year term oil, gas and mineral lease with Tecton, pursuant to which we leased all of the Mineral Assets owned by us, which remained unleased following the Merger, within Bernalillo County, New Mexico. We received a lease bonus payment of $250,000. During the term of the lease, we will receive a Drill or Pay Fee of $6.00 per acre each year if Tecton does not drill or re-enter one well per year. Royalties from any oil and gas discovered from the drilling will be paid based on production at a rate of 15% up to 18.5%.

During the fiscal year ended December 31, 2007, we recognized $112,214 in revenues under the Leases.

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

None of our Units (i) are subject to outstanding options or warrants to purchase, or securities convertible into, our common equity; (ii) could currently be sold pursuant to Rule 144 under the Securities Act of 1933, and we have not agreed to register under the Securities Act the resale of such Units by the Unitholders; or (iii) are being publicly offered by us, the offering of which could have a material effect on the market price of our Units.

Holders

As of December 6, 2006, Westland was the only record holder of the Class A Units and the Class B Unit. Immediately following the spin-off, we had approximately 6,400 record holders of the Class A Units and one record holder of the Class B Unit, and as of March 24, 2009 we had approximately 6,400 record holders of the Class A Units and one record holder of the Class B Unit..

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

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans (including individual compensation arrangements) under which the Units are authorized for issuance.

Performance Graph

Not Applicable.

ITEM 6.     SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

Plan of Operation.

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

We are entitled to 100% of the future rents and royalties that Westland is entitled to receive under two existing oil and gas Leases and a 50% undivided interest in all mineral rights owned by Westland. At present, the revenues generated by the Leases are the only business activity that will provide us with cash flow. Pursuant to the Leases, the lessee is required to pay us royalty, bonus and delay rentals and other payments. We understand that the lessee has commenced limited exploratory activities on one or both of the Leases. The lessee has made public statements that it believes drilling on the Leases will be successful; however, neither we nor Westland has any knowledge of the veracity of these statements, and therefore neither we nor Westland can provide any assurances to our Unitholders as to whether the lessee’s efforts will be successful.

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

Results of Operations

Year Ended December 31, 2007 (operations were initiated in January 2007)

Revenues

Our revenues for the year ended December 31, 2007 were $343,273 and were composed of the following:

Year Ended December 31, 2007
Revenues
Oil and Gas Leases	$112,214
Transition Services Agreement	$231,059

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

Operating Expenses

During the year ended December 31, 2007, total operating expenses were $425,602. Of these expenses we incurred $346,782 in professional fees, $24,782 in occupancy expenses, $21,275 in public relations expenses and $17,026 in Unitholder services expense during this period. Other expenses totaled $15,737.

Included in professional fees of $346,782 were $181,661 in services provided under the Transition Services Agreement; $97,771 in legal fees; $16,063 in accounting fees and $51,287 in other consulting and professional fees.

Occupancy expenses of $24,782 included $10,392 in lease expenses and $14,390 in utilities and other occupancy expenses.

Public relation expenses of $21,275 included $9,969 of expenses for sponsoring the Albuquerque Balloon Festival and $11,306 in other public relation expenses.

Net Loss

During the year ended December 31, 2007, we recorded a net loss of $79,423 as a result of additional expenses incurred by us in order to conduct business. As of December 31, 2006, there were no operating expenses other than fees related to the Transition Services Agreement. We first began to incur normal operating expenses in 2007, and therefore recorded a loss for the year ended December 31, 2007.

Liquidity and Capital Resources

For the year ended December 31, 2007, we provided net cash of $198,152 from operating activities, which includes $254,755 in deferred revenue received.

Cash used in investing activities for the year ended December 31, 2007 were $21,329 for the purchase of office furniture and equipment.

Cash provided by financing activities for the year ended December 31, 2007 were $789 from the financing of our insurance premiums.

At December 31, 2007 and 2006, we had cash and cash equivalents available in the amounts of $177,639 and $27, an increase of $177,612.

There are currently no known trends, commitments, events or uncertainties that will result in a change in our liquidity. We have traditionally used our current assets for liquidity and intend to continue to do so in the future.

We have no commitment for capital resources and no material changes are currently planned for changes in capital resources.

Contractual Obligations

Operating Leases

In August 2007, we and the Atrisco Heritage Foundation jointly entered into a four-year lease for office space. Lease expense relating to operating space leased was approximately $10,392 for the year ended December 31, 2007. Future minimum lease payments are as follows:

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$ 118,412	$ 31,630	$ 66,619	$ 20,163	$-
Total	$ 118,412	$ 31,630	$ 66,619	$ 20,163	$-

Executive Consultant Agreement

On February 15, 2007, we entered into a four-year Consultant Agreement (the “Consultant Agreement”) with our Chief Executive Officer, which provides for the continuation of payment to our Chief Executive Officer if he is terminated for reasons other than cause. At December 31, 2007, the future contractual commitment for our Chief Executive Officer was approximately $2,083 per month, through February 15, 2011.

Oil, Gas and Mineral Lease

          On August 20, 2007, we entered into a 5 year term oil, gas and mineral lease with Tecton, pursuant to which we leased all of the Mineral Assets owned by us, which remained unleased following the Merger, within Bernalillo County, New Mexico. We received a lease bonus payment of $250,000. During the term of the lease, we will receive a Drill or Pay Fee of $6.00 per acre each year if Tecton does not drill or re-enter one well per year. Royalties from any oil and gas discovered from the drilling will be paid based on production at a rate of 15% up to 18.5%.

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

Contingent Liability

In accordance with Statement of Financial Accounting Standards Interpretation No. 14, we may have certain contingent liabilities with respect to material existing or potential claims, lawsuits and other proceedings. We accrue liabilities when it is probable that future cost will be incurred and such cost can be measured. At December 31, 2007, we did not have any contingent liabilities.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The full text of our audited consolidated financial statements for the fiscal years ended December 31, 2007 and 2006 begins on page F-1 of this Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).     CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of December 31, 2007, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria provided in the SEC’s Interpretive Guidance regarding management’s report on internal control over financial reporting (Release No. 34-55929). Based on such assessment, we believe that, as of December 31, 2006, our internal control over financial reporting is effective.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Form 10-K.

Changes in Internal Control Over Financial Reporting

During the period covered by this Form 10-K, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

NAME	AGE	POSITION(S)
Troy K. Benavidez	39	Initial Class A Director
Charles V. Peña	57	Initial Class A Director
Ray Mares, Jr.	55	Initial Class A Director
Randolph M. Sanchez	44	Initial Class A Director
William F. Steadman	38	Initial Class B Director
Peter Sanchez	47	Chief Executive Officer

Troy K. Benavidez, age 39, has served as a Westland director since 2004 and has concurrently served on our Board since 2006. From 2002 to 2007, Mr. Benavidez has been employed by AstraZeneca Pharmaceuticals,

LP, in Albuquerque, New Mexico. Prior to that he served as the External Relations Director for the Honorable Jane M. Swift, Governor of Massachusetts, from 2001 until 2003; as the Northern Regional Director for the Honorable Pete V. Domenici, U.S. Senator for New Mexico, from 1998 until 2000; as Chief of Staff to the Honorable Walter D. Bradley, Lt. Governor of New Mexico, in 1997 and 1998; and as Deputy Chief of Staff for the Honorable Steven H. Schiff, U.S. Representative for the State of New Mexico, from 1990 until 1997. Mr. Benavidez is a graduate of Colorado College with a Bachelors degree in economics.

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

Peter Sanchez, age 47, serves as our Chief Executive Officer and Chief Financial Officer and is an heir to the Atrisco Land Grant.  In his capacity as CEO, Mr. Sanchez is responsible for all aspects of the Company business, including business development, commercial negotiations and transactions, operations and general management.  Prior to this role, Mr. Sanchez was Chief Financial Officer of Bradmark Technologies, Inc., a utility software company, from June 2002 to January 2007. In his role as CFO, Mr. Sanchez is responsible for Finance, Accounting, Legal, Human Resources and Business Development. Mr. Sanchez received a BBA in Accounting from the University of New Mexico in 1984 and a Juris Doctor from the University of Houston Law Center in 1993.

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

Election of Directors and Officers

On September 20, 2006, the previous board of directors of Westland voted for five members of our Board: Randolph Sanchez, Ray Mares, Joe Chavez, Troy Benavidez and William Steadman. Messrs. Sanchez, Mares, Chavez and Benavidez were to concurrently serve on the board of directors of Westland, while Mr. Steadman was to serve as a representative for SunCal. On October 26, 2006, Mr. Chavez resigned from our Board and was replaced by Charles Peña.

The initial Class A directors and the initial Class B director served as directors for an initial term ending on the second anniversary of the completion of the Merger on December 7, 2006. Following the end of this initial term, the Board classified the directors into two classes of directors, with (i) two directors (consisting of two Class A directors elected by the Class A Unitholders), Messrs. Peña and Benavidez, serving for a term expiring on the first anniversary of the expiration of the initial term (the “Class I Directors”); and (ii) three directors (consisting of the initial Class B director and two initial Class A directors selected by the Board), Messrs. Sanchez, Mares and Steadman, serving for a term expiring on the second anniversary of the expiration of the initial term (the “Class II Directors”), with each subsequent term of each director expiring on the second anniversary after the commencement of such term. Following the expiration of the term of the initial Class II Directors, each class of directors subject to election will be elected in accordance with the LLC Agreement. The Board will have the power to fill any vacancy created by the removal, resignation, death or disability of any director prior to the expiration of his or her term of office in accordance with the LLC Agreement.

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

Compensation of Directors

There are no director compensation programs in place at this time. We intend to adopt a plan to compensate directors for their service to us based on available revenues and the amount of time the directors are required to serve on the Board.

Committees of the Board of Directors

The Board currently consists of five members and the entire Board acts as our Audit Committee. There are no other committees of the Board. The Board meets as needed.

Audit Committee and Code of Ethics

The entire Board serves as our Audit Committee. We have not adopted an Audit Committee Charter or made a determination as to whether any of our directors would qualify as an Audit Committee financial expert. We do not currently have anyone that has been determined to be an Audit Committee financial expert because the current directors were selected from the prior Westland board of directors and no directors with financial expertise were available on such board. We have not yet adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Accounting Officer, or persons performing those functions, because with our minimal staffing, we believe that adequate alternative measures exist to deal with these internal control issues.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during, and Forms 5 and amendments thereto furnished to us with respect to, the Fiscal Year Ended December 31, 2007, and any written representations from reporting persons that no Form 5 is required, the following table sets forth information regarding each person who, at any time during the Fiscal Year Ended December 31, 2007, was a director, officer or beneficial owner of more than 10% of our Units who failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Fiscal Year Ended December 31, 2007:

Name	Number of Late Reports	Number of Transactions Not Reported On a Timely Basis	Known Failures To File a Required Form
	(#)	(#)
Peter Sanchez	0	0	1
Randoloph M. Sanchez	0	0	1
Troy K. Benavidez	0	0	1
Ray Mares, Jr.	0	0	1
Charles V. Peña	0	0	1
William F. Steadman	0	0	1
Westland Development Co., Inc.	0	0	1

ITEM 11.     EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer (our Principal Executive Officer) each of our two most highly compensated executive officers (each a "Named Executive Officer") for the fiscal year ended December 31, 2007.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Peter Sanchez, Chief Executive Officer	2007	23,958	-	-	-	23,958
	2006	-	-	-	-	-

None of our directors or officers, other than our Chief Executive Officer, as indicated above, has received any cash or other remuneration since inception, nor did they receive any cash or other remuneration upon completion of the spin-off. As such, we have not created a Compensation Committee. None of our directors or officers currently intends to devote more than a few hours a month to our affairs.

Employment Agreements

We are party to a consulting agreement with Peter Sanchez, pursuant to which Mr. Sanchez agreed to serve as our Chief Executive Officer, effective February 15, 2007. The agreement has a four-year term, commencing as of February 15, 2007. The agreement provides for a base salary of $25,000 during the first year of its term and $25,000 during each of the second through the fourth years of its term. The contract provides for an increase of 3% over the term of the contract. If Mr. Sanchez is terminated without cause by us, he will be entitled to continued compensation till the end of the term.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

Compensation Committee Interlocks and Insider Participation

All Class A Directors participated in deliberations concerning Mr. Sanchez’s Consultant Agreement.

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

Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information as of December 31, 2007 regarding the beneficial ownership of our Class A Units and Class B Unit by each person who, to our knowledge, beneficially owns more than 5% of our Units:

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP OF CLASS A UNITS	PERCENTAGE OF CLASS A UNITS (1)	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP OF CLASS B UNITS (1)	PERCENTAGE OF CLASS B UNITS (1)
Westland Development Co., Inc. 401 Coors Boulevard, N.W. Albuquerque, New Mexico 87121	—	—	1	100%

____________________________

(1)

Beneficial ownership is calculated based on 794,927 outstanding Class A Units and one Class B Unit. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act Rules. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.

*	Represents less than 1% of the class of Units.

Security Ownership of Management

The following table sets forth certain information as of December 31, 2007 regarding the beneficial ownership of our Class A Units and Class B Unit by (i) each of our directors and executive officers; and (ii) all of our executive officers and directors as a group:

NAME AND ADDRESS OF BENEFICIAL OWNER (2)	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP OF CLASS A UNITS	PERCENTAGE OF CLASS A UNITS (1)	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP OF CLASS B UNITS (1)	PERCENTAGE OF CLASS B UNITS (1)
Troy K. Benavidez	100	*	—	—
Charles V. Peña	600	*	—	—
Ray Mares, Jr.	1,086	*	—	—
Randolph M. Sanchez	14	*	—	—
William F. Steadman	—	—	—	—
Peter Sanchez	13	*	—	—
Directors and executive officers as a group (3)	1,813	*	1	100

____________________________

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

Transferability of Units

The Units are not transferable, other than pursuant to applicable laws of intestacy, will or descent to lineal descendants of the Unitholders existing as of the date of the spin-off; provided, however, that the Board may provide for the transferability of the Units to third parties in compliance with all applicable federal and state securities laws. Each certificate representing any Units is endorsed with a legend containing such restriction.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pattillo, Brown and Hill, LLP. was our independent registered public accounting firm for the period ended December 31, 2007 and 2006. Grant Thornton LLC also served as our independent registered public accounting firm in 2006. Set forth below are the fees and expenses for Pattillo, Brown and Hill LLP and Grant Thornton LLC for the following services provided to us:

	2007	2006
Audit Fees	$23,200	$16,800
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
	0	0

Except as described above, we have not been billed for any other services by Pattillo, Brown and Hill, LLP. Our Board acts as our Audit Committee. Our Board has not authorized Pattillo, Brown and Hill, LLP to provide any other service to us.

ITEM 15.     EXHIBITS

(1)     Financial Statements

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

10.20*

Transition Services Agreement, dated December 4, 2006, by and between Westland Development Co., Inc. and Atrisco Oil and Gas, L.L.C. (filed as Exhibit 10.21 to the Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 23, 2009).

10.21*

Consultant Agreement, dated February 15, 2007, by and between Peter Sanchez and Atrisco Oil and Gas, L.L.C. (filed as Exhibit 10.21 to the Form 10-Q for the fiscal quarter ended March 31, 2007, filed with the SEC on March 23, 2009).

10.22*

Oil, Gas and Mineral Lease, dated August 20, 2007, by and between Tecton Energy, LLC and Atrisco Oil and Gas, L.L.C. (filed as Exhibit 10.22 to the Form 10-Q for the fiscal quarter ended September 30, 2007, filed with SEC on March 24, 2009).

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

March 24, 2009	/s/ Randolph M. Sanchez
Randolph M. Sanchez, Director

March 24, 2009	/s/ Charles V. Pena
Charles V. Peña, Director

March 24, 2009	/s/ Troy K. Benavidez
Troy K. Benavidez, Director

March 24, 2009	/s/ Ray Mares Jr.
Ray Mares Jr., Director

March 24, 2009	/s/ William F. Steadman
William F. Steadman, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders
Atrisco Oil & Gas, LLC

We have audited the accompanying balance sheets of Atrisco Oil & Gas, LLC as of December 31, 2006 and 2007, and the related statements of income, unitholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atrisco Oil and Gas, LLC as of December 31, 2006 and 2007 , and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Pattillo, Brown and Hill, LLP
Waco, Texas
March 16, 2009

ATRISCO OIL AND GAS, L.L.C.

BALANCE SHEET

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash	$177,639	$27
Accounts receivable	20,000	—
Prepaid expenses	2,806	—
Total Current Assets	200,445	27
FIXED ASSETS:
Equipment	24,429	—
Accumulated depreciation	(4,031)	—
Total Fixed Assets	20,398	—
OTHER ASSETS:
Mineral rights	70,304	70,304
Total Other Assets	70,304	70,304
Total Assets	$291,147	$70,331
LIABILITIES AND UNITHOLDERS’ EQUITY
CURRENT LIABILITIES:
Account payable and accrued expenses	$44,695	$—
Current debt	789	—
Deferred revenue	254,755
Total Current Liabilities	300,239	—
COMMITMENTS AND CONTINGENCIES		—
UNITHOLDERS’ EQUITY:
Class A Units, no par value, 794,927 Units authorized, issued and outstanding	70,304	70,304
Class B Unit, no par value, One Unit authorized, issued and outstanding	100	100
Retained earnings	(79,496)	(73)
Total Unitholders’ Equity	(9,092)	70,331
Total Liabilities and Unitholders’ Equity	$291,147	$70,331

The accompanying notes are an integral part of this financial statement.

ATRISCO OIL AND GAS, L.L.C.

STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2007		From Inception on September 8, 2006 through December 31, 2006
REVENUES
Oil and Gas Leases	$112,214		$—
Transitional Services Agreement	231,059		13,599
TOTAL REVENUES	343,273		13,599
OPERATING EXPENSES
Professional Fees	346,782		13,599
Occupancy	24,782		—
Public relations	21,275		—
Unitholder services	17,026		—
Insurance expense	6,236		—
Office expense	6,865		73
Travel and entertainment	2,636		—
TOTAL OPERATING EXPENSES	425,602		13,672
NET INCOME/LOSS FROM OPERATIONS	(82,329)		(73)
OTHER INCOME/EXPENSE
Interest income	3,159		—
Interest expense	(253)		—
TOTAL OTHER INCOME	2,906		—
NET INCOME/LOSS	$(79,423)		$(73)
NET INCOME/LOSS PER CLASS A UNIT	$(0.100)	$	Nil
WEIGHTED AVERAGE NUMBER OF CLASS A UNITS OUTSTANDING, BASIC AND DILUTED	794,927		794,927

The accompanying notes are an integral part of this financial statement.

ATRISCO OIL AND GAS, L.L.C.

STATEMENT OF UNITHOLDERS’ EQUITY

FROM THE DATE OF INCEPTION ON SEPTEMBER 8, 2006

THROUGH DECEMBER 31, 2007

	Class A Units		Class B Units		Retained Earnings	Total Unitholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, September 8, 2006	—	$—	—	$—	$—	$—
Class B Units issued, September 8, 2006	—	—	1	100	—	100
Class A Units issued, December 7, 2006	794,927	70,304	—	—	—	70,304
Net loss for the period ended December 31, 2006	—	—	—	—	(73)	(73)
BALANCE, December 31, 2006	794,927	$70,304	1	$100	(73)	$70,331
Net loss for the year ended December 31, 2007	—	—	—	—	(79,423)	(79,423)
BALANCE, December 31, 2007	794,927	$70,304	1	$100	$(79,496)	$(9,092)

The accompanying notes are an integral part of this financial statement.

ATRISCO OIL AND GAS, L.L.C.

STATEMENT OF CASH FLOWS

	For the Period Ended December 31, 2007	From Inception on September 8, 2006 Through December 31, 2006
Cash Flows From Operating Activities:	)
Net Income (loss)	$(79,423)	$(73)
Depreciation	4,031	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Decrease (increase) in accounts receivable	(20,000)	—
Decrease (increase) in prepaid expenses	(2,806)	—
Increase (decrease) in accounts payable and accrued expenses	44,695	—
Increase (decrease) in deferred revenue	254,755	—
Net Cash Used by Operating Activities	198,152	(73)
Cash Flows From Investing Activities		—
Purchase of fixed assets	(24,429)	—
Net Cash Provided (Used) by Investing Activities	(21,329)	—
Cash Flows From Financing Activities:
Proceeds from Current debt, net	789	—
Proceeds from Class B Unit issuance	—	100
Net Cash Provided by Financing Activities	789	100
Net Increase in Cash	177,612	27
Cash at Beginning of Period	27	—
Cash at End of Period	$177,639	$27
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—
Supplemental Schedule of Non-cash Investing and Financing Activities:
Class A Units issued in exchange for mineral rights	$—	$70,304

The accompanying notes are an integral part of this financial statement.

ATRISCO OIL AND GAS, L.L.C.

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

Immediately prior to, and subject to the completion of, the Merger, Westland entered into a quitclaim mineral deed and assignment of oil and gas leases (the “Deed”), pursuant to which Westland transferred and contributed to us (i) 100% of the future rents and royalties that Westland is entitled to receive under two existing oil and gas leases (the “Leases”); and (ii) a 50% undivided interest in all mineral rights owned by Westland (collectively, the “Mineral Assets”). In exchange for the transfer and contribution of the Mineral Assets, we will issue to Westland 794,927 Class A units (the “Class A Units”) and one Class B unit (the “Class B Unit,” and together with the Class A Units, the “Units”), representing 100% of our membership interests.

Immediately prior to, and subject to the completion of, the Merger, Westland distributed all of the Class A Units to Westland’s shareholders of record immediately prior to the Merger as a dividend on a one-for-one basis in accordance with each such shareholder’s respective ownership of Westland common stock. The spin-off was treated for federal income tax purposes as a taxable dividend of Westland’s earnings and profits.

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

Recently Enacted Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140,” and SFAS No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140,” were recently issued. SFAS No. 155 and 156 are not currently applicable to us and their effect on our financial statements for the fiscal year ended December 31, 2007 would not have been significant.

Fixed Assets

Equipment is recorded at cost. Depreciation is provided using the straight-line method over the useful lives of the respective assets, typically 3-5 years. Major additions and betterments are capitalized. Upon retirement or disposal, the cost and related accumulated depreciation or amortization is removed from the accounts and any gain or loss is reflected in operations.

The following table summarizes our fixed assets:

	December 31,
	2007	2006
Office Equipment	$13,170	$—
Furniture and equipment	11,259	—
Allowance for Depreciation and amortization	(4,031)	—
Fixed Assets, net	$20,398	$—

Concentration Risk

We maintain our cash balances in bank deposit accounts which periodically are uninsured by FDIC insurance. At December 31, 2007 the uninsured amount was $77,389.

Revenues from the oil and gas lease contracts represented 32.69% of revenues and revenues from the Transition Services Agreement represented 67.31% of revenues for the year ended December 31, 2007.

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

     On August 20, 2007, we entered into a 5 year term oil, gas and mineral lease with Tecton, pursuant to which we leased all of the Mineral Assets owned by us, which remained unleased following the Merger, within Bernalillo County, New Mexico. We received a lease bonus payment of $250,000. During the term of the lease, we will receive a Drill or Pay Fee of $6.00 per acre each year if Tecton does not drill or re-enter one well per year. Royalties from any oil and gas discovered from the drilling will be paid based on production at a rate of 15% up to 18.5%.

During the year ended December 31, 2007, we recognized $112,214 in revenues under the Leases.

Transition Services Agreement

Pursuant to the terms of the Transition Services Agreement, Westland will provide us with up to $200,000 per year in certain administrative support services for the period beginning at the effective time of the Merger on December 7, 2006, and ending on the third anniversary of the completion of the Merger on December 7, 2009.

During the year ended December 31, 2007, we recognized $231,059 in revenues under the Transition Services Agreement.

Oil, Gas and Mineral Lease

          On August 20, 2007, we entered into a 5 year term oil, gas and mineral lease with Tecton, pursuant to which we leased all of the Mineral Assets owned by us, which remained unleased following the Merger, within Bernalillo County, New Mexico. We received a lease bonus payment of $250,000. During the term of the lease, we will receive a Drill or Pay Fee of $6.00 per acre each year if Tecton does not drill or re-enter one well per year. Royalties from any oil and gas discovered from the drilling will be paid based on production at a rate of 15% up to 18.5%.

NOTE 2.     MINERAL INTEREST

The Mineral Assets are substantially all of the assets which we own. The Mineral Assets include (i) 100% of the future rents and royalties that Westland is entitled to receive under the Leases; and (ii) a 50% undivided interest in all mineral rights owned by us. Westland is a New Mexico corporation that is the successor to property interests of a Spanish land grant in New Mexico (the “Atrisco Land Grant”), currently amounting to approximately

46,400 acres. We and Westland each own 50% of the mineral rights, including oil and gas rights, to the 46,400 acres. We and Westland also retained certain oil, gas and other mineral rights on some of the lands that Westland previously sold.

NOTE 3.     UNITS OF MEMBERSHIP INTEREST

Class A Units

We have authorized and issued 794,927 Class A Units, no par value, in exchange for mineral rights from Westland Development Co., Inc., (“Westland”). Westland deeded to us a quitclaim mineral deed and assignment of oil and gas leases, pursuant to which Westland transferred and contributed to us (i) 100% of the future rents and royalties that Westland is entitled to receive under the Leases; and (ii) a 50% undivided interest in all mineral rights owned by Westland. In exchange for the transfer and contribution of the Mineral Assets, we issued to Westland 794,927 Class A Units and one Class B Unit, representing 100% of our membership interests. On December 7, 2006, Westland distributed all of the Class A Units to Westland’s shareholders of record as a dividend on a one-for-one basis in accordance with each such shareholder’s respective ownership of Westland common stock.

Following the spin-off and the completion of the Merger, (i) Westland’s shareholders of record immediately prior to the Merger owned 100% of the Class A Units; and (ii) Westland owned the sole Class B Unit.

Class B Unit

We have authorized and issued one Class B Unit, no par value.

Proceeds from the sale of the Class B Unit totaled $100.

NOTE 4.     COMMITMENTS AND CONTINGENCIES

Operating Leases

Westland has allowed us to use its offices as a mailing address, as needed, pursuant to the Transition Services Agreement. In August 2007, we and the Atrisco Heritage Foundation jointly entered into a four year lease for office space. Lease expense relating to operating space leased was approximately $5,196 for the year ended December 31, 2007. Future minimum lease payments are as follows:

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$ 118,412	$ 31,630	$ 66,619	$ 20,163	$-
Total	$ 118,412	$ 31,630	$ 66,619	$ 20,163	$-

Executive Consulting Contract

We have entered into a four year consultant contract with our Chief Executive officer that provides for the continuation of payment to the executive if terminated for reasons other than cause. At December 31, 2007, the future contractual commitment for the executive was approximately $2,083 per month through February 15, 2011.

Oil, Gas and Mineral Lease

On August 20, 2007, we entered into a 5 year term oil, gas and mineral lease with Tecton, pursuant to which we leased all of the Mineral Assets owned by us, which remained unleased following the Merger, within Bernalillo County, New Mexico. We received a lease bonus payment of $250,000. During the term of the lease, we will receive a Drill or Pay Fee of $6.00 per acre each year if Tecton does not drill or re-enter one well per year. Royalties from any oil and gas discovered from the drilling will be paid based on production at a rate of 15% up to 18.5%.