Form 10-Q
period 2008-03-31
Atrisco Oil & Gas LLC
filed 2009-03-25
CIK 1376992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-Q
___________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

___________________

ATRISCO OIL AND GAS, L.L.C.

(Exact name of Registrant as Specified in its Charter)
___________________

NEW MEXICO	000-52246	56-2613010
(State or other jurisdiction of incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)

1730 Montano Rd. NW, Suite B; Albuquerque, NM 87107

(Address of principal executive offices)

(505) 836-0306

(Issuer’s telephone number)
___________________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No☒
State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at March 25, 2009
Class A Units, no par value	794,927
Class B Units, no par value	1

__________________________________________________________________________________

ATRISCO OIL AND GAS, L.L.C.

__________________________________________________________________________________

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BALANCE SHEET

	March 31, 2008	December 31, 2007
ASSETS	(unaudited)	(audited)
CURRENT ASSETS:
Cash	$69,592	$177,639
Accounts receivable	75,153	20,000
Prepaid expenses	701	2,806
Total Current Assets	145,446	200,445
FIXED ASSETS:
Equipment	26,840	24,429
Accumulated depreciation	(5,850)	(4,031)
Total Fixed Assets	20,990	20,398
OTHER ASSETS:
Mineral rights	70,304	70,304
Total Other Assets	70,304	70,304
Total Assets	$236,740	$291,147
LIABILITIES AND UNITHOLDERS’ EQUITY
CURRENT LIABILITIES:
Account payable	$4,450	$44,695
Current debt	—	789
Deferred revenue	229,511	254,755
Total Current Liabilities	233,961	300,239
UNITHOLDERS’ EQUITY:
Class A Units, no par value, 794,927 Units authorized, issued and outstanding	70,304	70,304
Class B Unit, no par value, One Unit authorized, One Unit issued and outstanding	100	100
Retained earnings	(67,625)	(79,496)
Total Unitholders’ Equity	2,779	(9,092)
Total Liabilities and Unitholders’ Equity	$236,740	$291,147

The accompanying notes are an integral part of this financial statement.

__________________________________________________________________________________

STATEMENT OF OPERATIONS

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
REVENUES
Oil and Gas Leases	$25,244	$56,398
Expense Reimbursement Agreements	58,153	61,379
TOTAL REVENUES	83,397	117,777
OPERATING EXPENSES
Professional Fees	13,537	54,355
Occupancy	16,846	—
Public relations	12,959	1,000
Unitholder services	24,279	—
Insurance expense	2,104	—
Office expense	1,617	149
Travel and entertainment	856	154
TOTAL OPERATING EXPENSES	72,198	55,658
NET INCOME/LOSS FROM OPERATIONS	11,199	62, 119
OTHER INCOME
Interest income	707	—
Interest expense	(35)	—
TOTAL OTHER INCOME	672	—
NET INCOME	$11,871	$62,119
NET INCOME PER CLASS A UNIT	$0.015	$0.078
WEIGHTED AVERAGE NUMBER OF CLASS A UNITS OUTSTANDING, BASIC AND DILUTED	794,927	794,927

The accompanying notes are an integral part of this financial statement.

__________________________________________________________________________________

STATEMENT OF UNITHOLDERS’ EQUITY

	Class A Units		Class B Units		Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2006	794,927	$70,304	1	$100	$(73)	$70,331
Net income/loss for the year ended December 31, 2007	—	—	—	—	(79,423)	(79,423)
BALANCE, December 31, 2007	794,927	70,304	1	100	(79,496)	(9,092)
Net loss for the three months ended March 31, 2008	—	—	—	—	11,871	11,871
BALANCE, March 31, 2008	794,927	$70,304	1	$100	(67,625)	$2,779

The accompanying notes are an integral part of this financial statement.

__________________________________________________________________________________

STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
Cash Flows From Operating Activities:
Net Income (loss)	$11,871	$62,119
Depreciation	1,819	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Decrease (increase) in accounts receivable	(55,153)	(20,149)
Decrease (increase) in prepaid expenses	2,105	—
Increase (decrease) in accounts payable	(40,245)	1,041
Increase (decrease) in deferred revenue	(25,244)	—
Net Cash Provided (Used) by Operating Activities	(104,847)	43,011
Cash Flows From Investing Activities		—
Purchase of fixed assets	(2,411)	(10,000)
Net Cash Used by Investing Activities	(2,411)	(10,000)
Cash Flows From Financing Activities:
Payment on current debt	(789)	—
Net Cash used by Financing Activities	(789)	—
Net decrease in Cash	(108,047)	33,011
Cash at Beginning of Period	177,639	27
Cash at End of Period	$69,592	$33,038
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of this financial statement.

CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1.     BASIS OF PRESENTATION

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information and with the instructions to Regulation S-K, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Operating results for the three month period ending March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Recently Enacted Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140,” and SFAS No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140,” were recently issued. SFAS No. 155 and 156 are not currently applicable to us and their effect on the financial statements for the three month period ended March 31, 2008 would not have been significant.

Fixed Assets

Equipment is recorded at cost. Depreciation is provided using the straight-line method over the useful lives of the respective assets, typically 3-5 years. Major additions and betterments are capitalized. Upon retirement or disposal, the cost and related accumulated depreciation or amortization is removed from the accounts and any gain or loss is reflected in operations.

The following table summarizes our fixed assets:

	March 31, 2008	December 31, 2007
Office Equipment	$15,581	$13,170
Furniture and equipment	11,259	11,259
Allowance for Depreciation and amortization	(5,850)	(4,031)
Fixed Assets, net	$20,990	$20,398

Concentration Risk

Revenues from the oil and gas lease contracts represented 30.27% of revenues and revenues from the Transition Services Agreement, described below, represented 69.97% of revenues for the three months ended March 31, 2008.

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

Pursuant to the Leases, the lessee is required to pay us royalties, bonuses, delay rentals and other payments. Our retained owner’s royalty is 12.5% on the Sun Valley Lease and 13.5% on the Great Northern Lease. Current delay rental payments for the Great Northern Lease are $2.00 per acre per year. Current delay rental payments for the Sun Valley Lease are $5.00 per acre per year.

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

During the three months ended March 31, 2008 and 2007, we recognized $25,244 and $56,398 in revenues under the Leases, respectively.

Reimbursement Agreements

We and Westland entered into a Transition Services Agreement, dated December 4, 2006 (the “Transition Services Agreement”), in a form mutually agreed upon by such parties pursuant to which Westland will provide us with up to $200,000 per year in certain administrative support services for the period beginning at the effective time of the Merger, December 7, 2006, and ending on the third anniversary of the completion of the Merger on December 7, 2009.

We entered into reimbursement agreements and cost sharing arrangements with Tecton, SunCal Companies, a California corporation (“SunCal”), and Atrisco Heritage Foundation in 2008.

During the three months years ended March 31, 2008 and 2007, we recognized $58,153 and $61,379 in reimbursement and cost sharing arrangements from the following companies:

Revenues from Reimbursement Agreements	For the Three Months Ended March 31,
	2008	2007
Westland Development Co., Inc.,	$52,303	$61,379
Atrisco Heritage Foundation	$-	$-
Tecton Energy	$5,850	$-
SunCal Companies	$-	$-

NOTE 3.     MINERAL INTEREST

The Mineral Assets are substantially all of the assets which we own. The Mineral Assets include (i) 100% of the future rents and royalties that Westland is entitled to receive under the Leases; and (ii) a 50% undivided interest in all mineral rights previously wholly owned by Westland. Westland is a New Mexico corporation that is the successor to property interests of a Spanish land grant currently amounting to approximately 46,400 acres. We and Westland each owns 50% of the mineral rights, including oil and gas rights, to the 46,400 acres. We and Westland also retained certain oil, gas and other mineral rights on some of the lands that Westland previously sold.

NOTE 4.     DEFERRED REVENUE

Deferred revenue represents amounts received from oil and gas leases. Deferred revenue is earned and recognized as revenue over the life of the oil and gas leases using a straight line method. Deferred revenues at March 31, 2008 and December 31, 2007 were $229,511 and $254,755.

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

NOTE 6.     COMMITMENTS AND CONTINGENCIES

Operating Leases

Westland has allowed us to use its offices as a mailing address, as needed, pursuant to the Transition Services Agreement. In August 2007, we and the Atrisco Heritage Foundation jointly entered into a four-year lease for office space. Lease expense relating to operating space leased was approximately $10,392 and $-0- for the three months ended March 31, 2008 and 2007. Future minimum lease payments are as follows:

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$ 110,618	$ 31,902	$ 67,194	$ 11,521	$-
Total	$ 110,618	$ 31,902	$ 67,194	$ 11,521	$-

Executive Consultant Agreement

We have entered into a four-year consulting agreement with our Chief Executive officer that provides for the continuation of payments to the executive if terminated for reasons other than cause. At March 31, 2008, the future contractual commitment for the executive was approximately $2,083 per month through February 15, 2011.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains certain financial information and statements regarding Atrisco Oil and Gas, L.L.C., a New Mexico limited liability company (the “Company,” “we,” “us” or “our,” depending on the context) and its operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management’s current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this Report. For this purpose, any statements contained in this Report which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “intend,” “expect,” “believe,” “anticipate,” “could,” “estimate,” “plan,” or “continue,” or the negative variations of these words or comparable terminology, are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements in any way reflect our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in any decision to invest in the shares. Many of the factors, which could cause actual results to differ from forward-looking statements, are outside our control. These factors include, but are not limited to, the factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.

Any capitalized terms used herein but not otherwise defined have the meanings ascribed to them in the Notes to Financial Statements.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were formed as a New Mexico limited liability company by the filing of our Articles of Organization with the New Mexico Public Regulation Commission on September 8, 2006. We are governed by our Articles of Organization, as amended, and Limited Liability Company Agreement, as amended June 15, 2007 and February 15, 2008, and the New Mexico Limited Liability Company Act.

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

On July 23, 2008, we gave public notice that the Company claimed water rights to a water discovery we made in 2008. The Company has begun taking the necessary steps to perfect its water rights claim under New Mexico law. No valuation or determination of the effect of the water rights has been made at this time.

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

In serving this purpose, we will seek to maximize revenue generated from leases entered into with natural resource exploration companies for subsequent distribution to the Class A Unitholders. The maintenance and exploitation of the Mineral Assets will be undertaken by, or under the supervision of, our officers and directors. Incidental to these activities, we gave public notice of our claim to water rights and have begun taking the steps necessary to perfect those water rights claims for future exploitation. Our ability to exploit the Mineral Assets will be subject to the limitations in the Deed, the Leases, contracts and under certain circumstances, to the approval rights of the Class B unitholder (the “Class B Unitholder,” and together with the Class A Unitholders, the “Unitholders”).

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

Results of Operations

Three Months Ended March 31, 2008 and 2007

Operations were initiated in the three months ended March 31, 2007.

Revenues

Our revenues for the three months ended March 31, 2008 and 2007 were $83,397 and $117,777, respectively, and were composed of the following:

	Three Months Ended March 31,
Revenues	2008	2007
Oil and Gas Leases	$25,244	$56,398
Expense Reimbursement Agreements	$58,153	$61,379

Our revenues decreased by $34,380, or 41.2%, for the three months ended March 31, 2008. The revenue decreased due to one-time transfer fee revenues in 2007 that did not occur in the following year.

Professional Fees

During the three months ended March 31, 2008 and 2007, we incurred $13,537 and $54,355 in professional fees. This represents a decrease of $40,818, or 75.1%, for the three months ended March 31, 2008 compared to the similar period in 2007. During the 2007 period we were initiating operations and incurred a greater amount of professional fees as compared to the current period in 2008.

Occupancy Expenses

During the three months ended March 31, 2008 and 2007, we incurred $16,846 and $-0- in occupancy expenses, respectively. This represents an increase of $16,846 from a comparison period with $0 in expenses for the three months ended March 31, 2008. During the 2007 period we were initiating operations and did not have a need for office space. In August 2007 we entered into a lease agreement for office space. The three month period ended March 31, 2008 includes lease expenses of $10,392 and $2,788, attributable to the cost of maintenance.

Public Relations

During the three months ended March 31, 2008 and 2007, we incurred $12,959 and $1,000 in public relations expenses, respectively. This represents an increase of $11,959, or 1,195.9%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due to increased marketing activities. We incurred $5,500 in sponsorship of the Albuquerque Balloon Festival and $4,000 for the Hispano Chamber of Commerce luncheon in the quarter ended March 31, 2008, and did not incur such expenses in 2007.

Operating Expenses

Total operating expenses for the three month period ended March 31, 2008 and 2007 were $72,198 and $55,658, respectively. This represents an increase of $16,540, or 29.7%, for the three months ended March 31,

2008 compared to the three months ended March 31, 2007. During the three month period ended March 31, 2007, we were initiating operations and did not have as many operating expenses.

Unitholder Services

Total Unitholder services for the three month period ended March 31, 2008 and 2007 were $24,279 and $0, respectively. This represents an increase of $24,279 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 in which no expenses were occurred. During the three month period ended March 31, 2007, we were initiating operations and did not have any Unitholder expenses.

Net Income

Net Income decreased $50,920, or 81.9% from $62,119 for the three month period ending March 31, 2007 to $11,871 for the three month period ended March 31, 2008 for the reasons described above.

Liquidity and Capital Resources

For the three months ended March 31, 2008, we used net cash of $104,847 in operating activities. This includes an increase in accounts receivables of $55,153 and a decrease in accounts payable and deferred revenues of $65,489.

Cash used in investing activities included $2,411 for the purchase of additional equipment.

At March 31, 2008 and December 31, 2007, we had cash and cash equivalents available in the amounts of $69,592 and $177,639, a decrease of $108,047.

There are currently no known trends, commitments, events or uncertainties that will result in a change in our liquidity. We have traditionally used our current assets for liquidity and intend to continue to do so in the future.

We have no commitment for capital resources and no material changes are currently planned for changes in capital resources.

Contractual Obligations

Executive Consultant Agreement

On February 15, 2007, we entered into a four-year Consultant Agreement with our Chief Executive Officer, which provides for the continuation of payment to our Chief Executive Officer if he is terminated for reasons other than cause. At March 31, 2008, the future contractual commitment for our Chief Executive Officer was approximately $2,083 per month through February 15, 2011.

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

Operating Leases

Westland has allowed us to use its offices as a mailing address, as needed, pursuant to the Transition Services Agreement. In August 2007, we and the Atrisco Heritage Foundation jointly entered into a four-year lease for office space. Lease expense relating to operating space leased was approximately $10,392 and $-0- for the three months ended March 31, 2008 and 2007. Future minimum lease payments are as follows:

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$ 110,618	$ 31,902	$ 67,194	$ 11,521	-
Total	$ 110,618	$ 31,902	$ 67,194	$ 11,521	-

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

Contingent Liability

In accordance with Statement of Financial Accounting Standards Interpretation No. 14, we may have certain contingent liabilities with respect to material existing or potential claims, lawsuits and other proceedings. We accrue liabilities when it is probable that future cost will be incurred and such cost can be measured. At March 31, 2008, we did not have any contingent liabilities.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T.     Controls and Procedures.

Disclosure Controls and Procedures.

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

As required by Rule 13a-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the officers concluded that our disclosure controls and procedures were effective as of March 31, 2008.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2008 there were no changes in our internal control over financial reporting in the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Atrisco Oil and Gas, L.L.C.

March 25, 2009	By: /s/ Peter Sanchez___________________________
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

10.21*

Consultant Agreement, dated February 15, 2007, by and between Peter Sanchez and Atrisco Oil and Gas, L.L.C. (filed as Exhibit 10.21to the Form 10-Q for the fiscal quarter ended March 31, 2007, filed with the SEC on March 23, 2009).

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