Form 10-Q
period 2008-06-30
Atrisco Oil & Gas LLC
filed 2009-03-25
CIK 1376992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________
FORM 10-Q
_________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

________________
ATRISCO OIL AND GAS, L.L.C.

(Exact name of Registrant as Specified in its Charter)

________________

NEW MEXICO	000-52246	56-2613010
(State or other jurisdiction of incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)

1730 Montano Rd. NW, Suite B; Albuquerque, NM 87107

(Address of principal executive offices)

(505) 836-0306

(Issuer’s telephone number)

________________

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

ATRISCO OIL AND GAS, L.L.C.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BALANCE SHEET

	June 30, 2008	December 31, 2007
ASSETS	(unaudited)	(audited)
CURRENT ASSETS:
Cash	$24,147	$177,639
Accounts receivable	103,283	20,000
Prepaid expenses	7,014	2,806
Total Current Assets	134,444	200,445
FIXED ASSETS:
Equipment	26,840	24,429
Accumulated depreciation	(7,832)	(4,031)
Total Fixed Assets	19,008	20,398
OTHER ASSETS:
Mineral rights	70,304	70,304
Total Other Assets	70,304	70,304
Total Assets	$223,756	$291,147
LIABILITIES AND UNITHOLDERS’ EQUITY
CURRENT LIABILITIES:
Account payable	$28,452	$44,695
Current debt	5,611	789
Deferred revenue	207,274	254,755
Total Current Liabilities	241,337	300,239
UNITHOLDERS’ EQUITY:
Class A Units, no par value, 794,927 Units authorized, issued and outstanding	70,304	70,304
Class B Unit, no par value, One Unit authorized, One Unit issued and outstanding	100	100
Retained earnings	(87,985)	(79,496)
Total Unitholders’ Equity	(17,581)	(9,092)
Total Liabilities and Unitholders’ Equity	$223,756	$291,147

The accompanying notes are an integral part of this financial statement.

STATEMENT OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES
Oil and Gas Leases	$22,237	$3,004	$47,481	$59,402
Expense Reimbursement Agreements	62,730	21,534	120,883	82,913
TOTAL REVENUES	84,967	24,538	168,364	142,315
OPERATING EXPENSES
Professional Fees	66,373	44,208	79,910	98,563
Occupancy	2,690	833	19,536	833
Public relations	24,235	419	37,194	419
Unitholder services	8,877	4,199	33,156	4,199
Insurance expense	2,103	1,403	4,207	1,403
Office expense	209	1,257	1,826	1,406
Travel and entertainment	810	259	1,666	413
TOTAL OPERATING EXPENSES	105,297	52,578	177,495	108,236
NET INCOME(LOSS) FROM OPERATIONS	(20,330)	(29,040)	(9,131)	34,079
OTHER INCOME
Interest income	15	—	722	—
Interest expense	(45)	(36)	(80)	(36)
TOTAL OTHER INCOME(LOSS)	(30)	(36)	642	(36)
NET INCOME (LOSS)	$(20,360)	$(29,076)	$(8,489)	$34,043
NET INCOME (LOSS) PER CLASS A UNIT	$(0.026)	$(0.037)	$(0.011)	$0.043
WEIGHTED AVERAGE NUMBER OF CLASS A UNITS OUTSTANDING, BASIC AND DILUTED	794,927	794,927	794,927	794,927

The accompanying notes are an integral part of this financial statement.

STATEMENT OF UNITHOLDERS’ EQUITY

	Class A Units		Class B Units		Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2006	794,927	$70,304	1	$100	$(73)	$70,331
Net income/loss for the year ended December 31, 2007	—	—	—	—	(79,423)	(79,423)
BALANCE, December 31, 2007	794,927	70,304	1	100	(79,496)	(9,092)
Net loss for the six months ended June 30, 2008	—	—	—	—	(8,489)	(8,489)
BALANCE, June 30, 2008	794,927	$70,304	1	$100	(87,985)	$(17,581)

The accompanying notes are an integral part of this financial statement.

STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net Income (loss)	$(8,489)	$34,043
Depreciation	3,801	833
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Decrease (increase) in accounts receivable	(83,283)	(35,753)
Decrease (increase) in prepaid expenses	(4,208)	(7,014)
Increase (decrease) in accounts payable	(16,243)	5,175
Increase (decrease) in deferred revenue	(47,481)	43,048
Net Cash Provided (Used) by Operating Activities	(155,903)	40,332
Cash Flows From Investing Activities		—
Purchase of fixed assets	(2,411)	(11,626)
Net Cash Used by Investing Activities	(2,411)	(11,626)
Cash Flows From Financing Activities:
Proceeds from current debt	4,822	5,524
Net Cash used by Financing Activities	4,822	5,524
Net Increase (Decrease) in Cash	(153,492)	34,230
Cash at Beginning of Period	177,639	27
Cash at End of Period	$24,147	$34,257
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

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

Operating results for the six month period ending June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Westland deeded to us a Quitclaim Mineral Deed and Assignment of Oil and Gas Leases dated, December 4, 2006, (the “Deed”), pursuant to which Westland transferred and contributed to us (i) 100% of the future rents and royalties that Westland is entitled to receive under two existing oil and gas leases (the “Leases”); (ii) a 50% undivided interest in all mineral rights owned by Westland (collectively, the “Mineral Assets”); and (iii) other valuable consideration. In exchange for the transfer and contribution of the Mineral Assets, we issued to Westland 794,927 Class A units (the “Class A Units”) and one Class B unit (the “Class B Unit,” and together with the Class A Units, the “Unit”), representing 100% of our membership interests. On December 7, 2006, Westland distributed all of the Class A Units to Westland’s shareholders of record as a dividend on a one-for-one basis, in accordance with each such shareholder’s respective ownership of Westland common stock.

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

Recently Enacted Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140,” and SFAS No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140,” were recently issued. SFAS No. 155 and 156 are not currently applicable to us, and their effect on the financial statements for the three month period ended June 30, 2008 would not have been significant.

Fixed Assets

Equipment is recorded at cost. Depreciation is provided using the straight-line method over the useful lives of the respective assets, typically 3-5 years. Major additions and betterments are capitalized. Upon retirement or disposal, the cost and related accumulated depreciation or amortization is removed from the accounts and any gain or loss is reflected in operations.

The following table summarizes our fixed assets:

	June 30, 2008	December 31, 2007
Office Equipment	$15,581	$13,170
Furniture and equipment	11,259	11,259
Allowance for Depreciation and amortization	(7,832)	(4,031)
Fixed Assets, net	$19,008	$20,398

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

During the six months years ended June 30, 2008 and 2007, we recognized $47,481 and $59,402 in revenues under the Leases, respectively.

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

During the six months years ended June 30, 2008 and 2007, we recognized $120,883 and $82,913 in reimbursement and cost sharing arrangements from the following companies:

Revenues from Reimbursement Agreements	For the Six Months Ended June 30,
	2008	2007
Westland Development Co., Inc.,	$52,303	$82,913
Atrisco Heritage Foundation	$28,080	$-
Tecton Energy	$25,500	$-
SunCal Companies	$15,000	$-

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

NOTE 4.     DEFERRED REVENUE

Deferred revenue represents amounts received from oil and gas leases. Deferred revenue is earned and recognized as revenue over the life of the oil and gas leases using a straight line method. Deferred revenues at June 30, 2008 and December 31, 2007 were $207,274 and $254,755.

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

NOTE 6.     COMMITMENTS AND CONTINGENCIES

Operating Leases

Westland has allowed us to use its offices as a mailing address, as needed, pursuant to the Transition Services Agreement. In August 2007, we and the Atrisco Heritage Foundation jointly entered into a four year lease for office space. Lease expense relating to operating space leased was approximately $10,392 and $0 for the three months ended June 30, 2008 and 2007. Future minimum lease payments are as follows:

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$ 103,856	$ 33,207	$ 67,768	$ 2,881	-
Total	$ 103,856	$ 33,207	$ 67,768	$ 2,881	-

Executive Consulting Contract

We have entered into a four-year consulting agreement with our Chief Executive officer that provides for the continuation of payments to the executive if terminated for reasons other than cause. At June 30, 2008, the future contractual commitment for the executive was approximately $2,083 per month through February 15, 2011.

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

Purpose

We were formed for the limited purpose of (a) receiving, holding, protecting and exploiting the Mineral Assets; (b) paying or providing for any costs or liabilities incurred in carrying out its purpose; (c) making permitted distributions to the Class A unitholders (the “Class A Unitholders”); and (d) performing all activities necessary or incidental to the foregoing. We do not currently intend to engage in any other trade or business.

In serving this purpose, we will seek to maximize revenue generated from leases entered into with natural resource exploration companies for subsequent distribution to the Class A Unitholders. The maintenance and exploitation of the Mineral Assets will be undertaken by, or under the supervision of, our officers and directors. Incidental to these activities, we gave public notice of our claim to water rights and have begun taking the steps necessary to perfect those water rights claims for future exploitation. Our ability to exploit the Mineral Assets will be subject to the limitations in the Deed, the Leases, contracts, and under certain circumstances, to the approval rights of the Class B unitholder (the “Class B Unitholder,” and together with the Class A Unitholders, the “Unitholders”).

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

Results of Operations

Three Months Ended June 30, 2008 and 2007

Revenues

Our revenues for the three months ended June 30, 2008 and 2007 were $84,967 and $24,538, respectively, and were composed of the following:

	Three Months Ended June 30,
Revenues	2008	2007
Oil and Gas Leases	$22,237	$3,004
Expense Reimbursement Agreements	$62,730	$21,534

Revenues increased by $60,429, or 246.3%, for the three months ended June 30, 2008 compared to the similar period ended June 30, 2007. The revenues increased as a result of cost-sharing and reimbursement revenue received for the second quarter in 2008, as well as expense reimbursements billed and received per the Transition Services Agreement.

Operating Expenses

Total operating expenses for the three month period ended June 30, 2008 and 2007 were $105,297 and $53,578, respectively. This represents an increase of $51,719, or 96.5%, for the three month period ended June 30, 2008, compared to the three month period ended June 30, 2007. The increase resulted from six months of operations in 2008, compared to minimal operations during the three months ended June 30, 2007, as well as an increase in cost for our office lease.

Professional Fees

During the three months ended June 30, 2008 and 2007, we incurred $66,373 and $44,208 in professional fees, respectively. Professional fees for the three months ended June 30, 2008 and 2007 included accounting fees of $36,269 and $6,000. Legal fees for the 2008 and 2007 period amounted to $12,696 and $17,030. Overall, professional fees increased by $22,165, or 50.1%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase was primarily due to the increase in accounting fees related to the processing of the Company’s Forms K-1.

Public Relations

During the three months ended June 30, 2008 and 2007, we incurred $24,235 and $1,419 in public relations expenses, respectively. Public Relations expenses increased by $22,816, or 1,607.9%, for the three months ended June 30, 2008, compared to the three months ended June 30, 2007 due to increased public relations activities. We incurred $5,200 in scholarships and $16,755 for the Atrisco Meet and Greet Rally in the quarter ended June 30, 2008.

Net loss

Net loss decreased by $8,716, or 30.0%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, for the reasons set forth above. The net loss for the three months ended June 30, 2007 was $28,076, while the net loss for the three months ended June 30, 2008 was $20,360.

Six Months Ended June 30, 2008 and 2007

Operations were initiated in the three months ended March 31, 2007.

Revenues

Our revenues for the six months ended June 30, 2008 and 2007 were $168,364 and $142,315, respectively, and were composed of the following:

	Six Months Ended June 30,
Revenues	2008	2007
Oil and Gas Leases	$47,481	$59,402
Expense Reimbursement Agreements	$120,883	$82,913

Revenues increased by $26,049, or 18.3%, for the six months ended June 30, 2008 compared to the similar period ended June 30, 2008. The revenues increased as a result of the Company’s entrance into cost-sharing agreements.

Operating Expenses

Total operating expenses for the six month period ended June 30, 2008 and 2007 were $177,495 and $108,236, respectively. This represents an increase of $69,259, or 64.0%, for the six month period ended June 30, 2008, compared to the six month period ended June 30, 2007. The increase resulted from six months of operations in 2008, compared to minimal operations during the three months ended June 30, 2007, as well as an increase in cost for our office lease.

Professional Fees

During the six months ended June 30, 2008 and 2007, we incurred $79,910 and $98,563 in professional fees, respectively. During the 2007 period we were initiating operations and incurred a greater amount of professional fees as compared to the current period in 2008. Professional fees for the 2008 and 2007 periods included $42,947 and $6,000 in accounting fees; $-0- and $57,160 in Transition Services Agreement fees; $30,973 and 17,030 in legal fees. Overall, professional fees decreased by $18,653, or 18.9%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease was primarily due to a reduction in legal fees subsequent to the Oil, Gas and Mineral Lease with Tecton, described below.

Occupancy Expenses

During the six months ended June 30, 2008 and 2007, we incurred $19,536 and $833 in occupancy expenses, respectively, an increase of $18,703, or 2,245.0%. During the 2007 period we were initiating operations and did not have a need for office space. In August 2007 we entered into a lease agreement for office space. The 2008 period includes lease expenses of $10,392 and $3,687, attributable to the cost of maintenance. Depreciation for the 2008 and 2007 periods were $3,491 and $833.

Public Relations

During the six months ended June 30, 2008 and 2007, we incurred $37,194 and $1,419 in public relations expenses, respectively, an increase of $35,775, or 2,521.1% due to increased public relations activities. We incurred $5,500 in sponsorship of the Albuquerque Balloon Festival; $4,000 for the Hipano Chamber of Commerce luncheon; $5,200 in scholarships and $16,755 for the Atrisco Meet and Greet Rally in the 2008 period.

Net loss

We had a net loss of $8,489 for the six months ended June 30, 2008, compared to a net income of $34,043 for the six months ended June 30, 2008, a change of $42,532, or 125.0%, for the reasons set forth above.

Liquidity and Capital Resources

For the six months ended June 30, 2008, we used net cash of $155,903 in operating activities. This includes an increase in accounts receivables of $83,283 and a decrease in accounts payable and deferred revenues of $63,724.

Cash used in investing activities included $2,411 for the purchase of additional equipment.

At June 30, 2008 and December 31, 2007, we had cash and cash equivalents available in the amounts of $24,147 and $177,639, respectively, a decrease of $153,492.

There are currently no known trends, commitments, events or uncertainties that will result in a change in our liquidity. We have traditionally used our current assets for liquidity and intend to continue to do so in the future.

We have no commitment for capital resources and no material changes are currently planned for changes in capital resources.

Contractual Obligations

Executive Consultant Agreement

On February 15, 2007, we entered into a four-year Consultant Agreement with our Chief Executive Officer, which provides for the continuation of payment to our Chief Executive Officer if he is terminated for reasons other than cause. At June 30, 2008, the future contractual commitment for our Chief Executive Officer was approximately $2,083 per month through February 15, 2011.

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

Operating Leases

Westland has allowed us to use its offices as a mailing address, as needed, pursuant to the Transition Services Agreement. In August 2007, we and the Atrisco Heritage Foundation jointly entered into a four year lease for office space. Lease expense relating to operating space leased was approximately $10,392 and $0 for the three months ended June 30, 2008 and 2007. Future minimum lease payments are as follows:

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$ 103,856	$ 33,207	$ 67,768	$ 2,881	-
Total	$ 103,856	$ 33,207	$ 67,768	$ 2,881	-

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

Contingent Liability

In accordance with Statement of Financial Accounting Standards Interpretation No. 14, we may have certain contingent liabilities with respect to material existing or potential claims, lawsuits and other proceedings. We accrue liabilities when it is probable that future cost will be incurred and such cost can be measured. At June 30, 2008 we did not have any contingent liabilities.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.      Control and Procedures

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

As required by Rule 13a-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the officers concluded that our disclosure controls and procedures were effective as of June 30, 2008.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2008 there were no changes in our internal control over financial reporting in the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

17

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