Form 10-Q
period 2008-09-30
Atrisco Oil & Gas LLC
filed 2009-03-25
CIK 1376992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

_____________________________

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

ATRISCO OIL AND GAS, L.L.C.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BALANCE SHEET

	September 30, 2008	December 31, 2007
ASSETS	(unaudited)	(audited)
CURRENT ASSETS:
Cash	$295,744	$177,639
Accounts receivable	16,675	20,000
Prepaid expenses	5,327	2,806
Total Current Assets	317,746	200,445
FIXED ASSETS:
Equipment	26,840	24,429
Accumulated depreciation	(9,815)	(4,031)
Total Fixed Assets	17,025	20,398
OTHER ASSETS:
Mineral rights	70,304	70,304
Total Other Assets	70,304	70,304
Total Assets	$405,075	$291,147
LIABILITIES AND UNITHOLDERS’ EQUITY
CURRENT LIABILITIES:
Account payable and accrued liabilities	$6,191	$44,695
Current notes payable	2,806	789
Deferred revenue	412,491	254,755
Total Current Liabilities	421,488	300,239
UNITHOLDERS’ EQUITY:
Class A Units, no par value, 794,927 Units authorized, issued and outstanding	70,304	70,304
Class B Unit, no par value, One Unit authorized, One Unit issued and outstanding	100	100
Retained earnings	(86,817)	(79,496)
Total Unitholders’ Equity	(16,413)	(9,092)
Total Liabilities and Unitholders’ Equity	$405,075	$291,147

The accompanying notes are an integral part of this financial statement.

STATEMENT OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES
Oil and Gas Leases	$41,762	$27,586	$89,243	$86,970
Expense Reimbursement Agreements	13,500	145,187	134,383	228,100
TOTAL REVENUES	55,262	172,773	223,626	315,070
OPERATING EXPENSES
Professional Fees	31,413	173,264	111,323	271,827
Occupancy	1,983	12,823	21,519	13,656
Public relations	8,814	6,545	46,008	7,964
Unitholder services	8,885	12,859	42,041	17,058
Insurance expense	2,187	2,729	6,395	4,132
Office expense	198	843	2,024	2,249
Travel and entertainment	904	613	2,570	1,026
TOTAL OPERATING EXPENSES	54,384	209,676	231,880	317,912
NET INCOME(LOSS) FROM OPERATIONS	878	(36,903)	(8,254)	(2,842)
OTHER INCOME/EXPENSE
Interest income	456	1,185	1,178	1,185
Interest expense	(166)	(110)	(245)	(146)
TOTAL OTHER INCOME(LOSS)	290	1,075	933	1,039
NET INCOME (LOSS)	$1,168	$(35,828)	$(7,321)	$(1,803)
NET INCOME (LOSS) PER CLASS A UNIT	$0.002	$(0.045)	$(0.009)	$(0.002)
WEIGHTED AVERAGE NUMBER OF CLASS A UNITS OUTSTANDING, BASIC AND DILUTED	794,927	794,927	794,927	794,927

The accompanying notes are an integral part of this financial statement.

STATEMENT OF UNITHOLDERS’ EQUITY

	Class A Units		Class B Units		Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2006	794,927	$70,304	1	$100	$(73)	$70,331
Net income/loss for the year ended December 31, 2007	—	—	—	—	(79,423)	(79,423)
BALANCE, December 31, 2007	794,927	70,304	1	100	(79,496)	(9,092)
Net loss for the nine months ended September 30, 2008	—	—	—	—	(7,321)	(7,321)
BALANCE, September 30, 2008	794,927	$70,304	1	$100	(86,817)	$(16,413)

The accompanying notes are an integral part of this financial statement.

STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net Income (loss)	$(7,321)	$(1,803)
Depreciation	5,784	2,249
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Decrease (increase) in accounts receivable	3,325	(10,000)
Decrease (increase) in prepaid expenses	(2,521)	(4,910)
Increase (decrease) in accounts payable	(38,504)	37,763
Increase (decrease) in deferred revenue	157,736	279,999
Net Cash Provided (Used) by Operating Activities	118,499	303,298
Cash Flows From Investing Activities		—
Purchase of fixed assets	(2,411)	(24,429)
Net Cash Used by Investing Activities	(2,411)	(24,429)
Cash Flows From Financing Activities:
Proceeds from current debt	2,017	3,156
Net Cash used by Financing Activities	2,017	3,156
Net Increase (Decrease) in Cash	118,105	282,025
Cash at Beginning of Period	177,639	27
Cash at End of Period	$295,744	$282,052
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

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

Operating results for the nine month period ending September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Westland deeded to us a Quitclaim Mineral Deed and Assignment of Oil and Gas Leases dated December 4, 2006 (the “Deed”), pursuant to which Westland transferred and contributed to us (i) 100% of the future rents and royalties that Westland is entitled to receive under two existing oil and gas leases (the “Leases”); (ii) a 50% undivided interest in all mineral rights owned by Westland (collectively, the “Mineral Assets”); and (iii) other valuable consideration. In exchange for the transfer and contribution of the Mineral Assets and other valuable consideration, we issued to Westland 794,927 Class A units (the “Class A Units”)and one Class B unit (the “Class B Unit,” and together with the Class A Units, the “Units”), representing 100% of our membership interests. On December 7, 2006, Westland distributed all of the Class A Units to Westland’s shareholders of record as a dividend on a one-for-one basis, in accordance with each such shareholder’s respective ownership of Westland common stock.

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

Recently Enacted Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140,” and SFAS No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140,” were recently issued. SFAS No. 155 and 156 are not currently applicable to us, and their effect on the financial statements for the three month period ended September 30, 2008 would not have been significant.

Fixed Assets

Equipment is recorded at cost. Depreciation is provided using the straight-line method over the useful lives of the respective assets, typically 3-5 years. Major additions and betterments are capitalized. Upon retirement or disposal, the cost and related accumulated depreciation or amortization is removed from the accounts and any gain or loss is reflected in operations.

The following table summarizes our fixed assets:

	September 30, 2008	December 31, 2007
Office Equipment	$15,581	$13,170
Furniture and equipment	11,259	11,259
Allowance for Depreciation and amortization	(9,815)	(4,031)
Fixed Assets, net	$17,025	$20,398

Concentration Risk

We maintain our cash balances in bank deposit accounts which periodically are uninsured by FDIC insurance. At September 30, 2008 the uninsured amount was $195,494.

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

On August 20, 2007, we entered into a 5 year term oil, gas and mineral lease with Tecton, pursuant to which we leased all of the Mineral Assets owned by us, which remained unleased following the Merger, within Bernalillo County, New Mexico. We received a lease bonus payment of $250,000, which will be recognized over the term of the lease. During the term of the lease, we will receive a Drill or Pay Fee of $6.00 per acre each year if Tecton does not drill or re-enter one well per year. Royalties from any oil and gas discovered from the drilling will be paid based on production at a rate of 15% up to 18.5%.

During the nine months ended September 30, 2008 and 2007, we recognized $89,243 and $86,970 in revenues under the Leases, respectively.

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

During the nine months years ended September 30, 2008 and 2007, we recognized $134,383 and $228,100 in reimbursement and cost sharing arrangements from the following companies:

Revenues from Reimbursement Agreements	For the Nine Months Ended September 30,
	2008	2007
Westland Development Co., Inc.,	$52,303	$228,100
Atrisco Heritage Foundation	$28,080	$-
Tecton Energy	$39,000	$-
SunCal Companies	$15,000	$-

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

NOTE 4.     DEFERRED REVENUE

Deferred revenue represents amounts received from oil and gas leases. Deferred revenue is earned and recognized as revenue over the life of the oil and gas leases using a straight line method. Deferred revenues at September 30, 2008 and December 31, 2007 were $412,491 and $254,755.

NOTE 5.     UNITS OF MEMBERSHIP INTEREST

Class A Units

We have authorized and issued 794,927 Class A Units, no par value, in exchange for mineral rights from Westland. Pursuant to the Deed, Westland transferred and contributed to us the Mineral Assets which include (i) 100% of the future rents and royalties that Westland is entitled to receive under the Leases and (ii) a 50% undivided interest in all mineral rights previously wholly owned by Westland. In exchange for the transfer and contribution of the Mineral Assets, we issued to Westland 794,927 Class A Units and one Class B Unit, representing 100% of our membership interests. On December 7, 2006, Westland distributed all of the Class A Units to Westland’s shareholders of record as a dividend on a one-for-one basis in accordance with such shareholders’ respective ownership of Westland common stock.

Following the spin-off and the completion of the Merger, (i) Westland’s shareholders of record immediately prior to the Merger owned 100% of the Class A Units and (ii) Westland owned the sole Class B Unit.

Class B Unit

We have authorized and issued one Class B Unit, no par value.

Proceeds from the sale of the Class B Unit totaled $100.

NOTE 6.     COMMITMENTS AND CONTINGENCIES

Operating Leases

In August 2007, we and the Atrisco Heritage Foundation jointly entered into a four-year lease for office space. Lease expense relating to operating space leased was approximately $10,392 and $-0- for the three months ended September 30, 2008 and 2007. Future minimum lease payments are as follows:

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$ 94,848	$ 32,454	$ 62,394	$ -	$ -
Total	$ 94,848	$ 32,454	$ 62,394	$ -	$ -

Executive Consulting Contract

We have entered into a four-year consulting agreement with our Chief Executive officer that provides for the continuation of payments to the executive if terminated for reasons other than cause. At September 30, 2008, the future contractual commitment for the executive was approximately $2,083 per month through February 15, 2011.

Water Rights

On July 23, 2008, the Company gave public notice that the Company claimed water rights to a water discovery that the Company made in 2008. The Company has begun taking the necessary steps to perfect its water rights claim under New Mexico law. No valuation or determination of the effect of the water rights has been made at this time. Thus, the claimed water rights do not appear on the Balance Sheet as an asset.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains certain financial information and statements regarding Atrisco Oil and Gas, L.L.C., a New Mexico limited liability company (the “Company,” “we,” “us” or “our,” depending on the context), and its operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management’s current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this Report. For this purpose, any statements contained in this Report which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “intend,” “expect,” “believe”, “anticipate,” “could,” “estimate,” “plan,” or “continue,” or the negative variations of these words or comparable terminology, are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements in any way reflect our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in any decision to invest in the shares. Many of the factors, which could cause actual results to differ from forward-looking statements, are outside our control. These factors include, but are not limited to, the factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.

Any capitalized terms used herein but not otherwise defined have the meanings ascribed to them in the Notes to Financial Statements.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

We were formed as a New Mexico limited liability company by the filing of our Articles of Organization with the New Mexico Public Regulation Commission on September 8, 2006. We are governed by our Articles of Organization and Limited Liability Company Agreement, as amended June 15, 2007, and the New Mexico Limited Liability Company Act.

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

Westland distributed all of the Class A Units to Westland’s shareholders of record immediately prior to the Merger as a dividend on a one-for-one basis in accordance with each such shareholder’s respective ownership of Westland common stock. The spin-off was treated for federal income tax purposes as a taxable dividend of Westland’s earnings and profits. Westland’s shareholders received their Class A Units from the paying agent for the Merger promptly following completion of the Merger, December 7, 2006.

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

Results of Operations

Three Months Ended September 30, 2008 and 2007

Revenues

Our revenues for the three months ended September 30, 2008 and 2007 were $55,262 and $172,773, respectively, and were composed of the following:

	Three Months Ended September 30,
Revenues	2008	2007
Oil and Gas Leases	$41,762	$27,586
Expense Reimbursement Agreements	$13,500	$145,187

Revenues decreased by $117,511, or 68.0% in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to two cost-sharing agreements, each expiring in August 2008, and cost deductions from the Transition Services Agreement which have not yet been received from Westland and SunCal.

Operating Expenses

Total operating expenses decreased by $155,292, or 74.1%, for the three month period ended September 30, 2008 to $54,384 from $209,676 in the three month period ended September 30, 2007 due fees related to the Transition Services Agreement.

Professional Fees

During the three months ended September 30, 2008 and 2007, we incurred $31,413 and $173,264 in professional fees, respectively. Professional fees for the three months ended September 30, 2008 and 2007 included legal fees for the 2008 and 2007 period amounted to $11,278 and $39,446 and transition expenses of $-0- and $121,541.

Overall, Professional fees decreased by $141,851, or 81.9%, for the three month period ended September 30, 2008 compared to the similar three month period in 2007. The decrease was attributable to a decrease in legal fees subsequent to the Oil, Gas and Mineral Lease with Tecton, described below.

Occupancy Expenses

During the three months ended September 30, 2008 and 2007, we incurred $1,983 and $12,823 in occupancy expenses, respectively, a decrease of $10,840, or 84.5%, for the three month period ended September 30, 2008 due to sharing office space costs with Atrisco Heritage Foundation. In August 2007 we entered into a lease agreement for office space jointly on a cost sharing basis with the Atrisco Heritage Foundation. The 2008 and 2007 periods includes lease expense of $0 and $8,840, respectively. Depreciation for the 2008 and 2007 periods were $1,983 and $1,416.

Public Relations

During the three months ended September 30, 2008 and 2007, we incurred $8,814 and $6,545 in public relations expenses, respectively, an increase of $2,269, or 34.7%, for the three months ended September 30, 2008, due to sponsoring the Balloon Fiesta.

Net Income

Net income was $1,168 for the three month period ended September 30, 2008 compared to a net loss of $35,828 for the three month period ended September 30, 2007 for the reasons set forth above.

Nine Months Ended September 30, 2008 and 2007

Operations were initiated during the three months ended March 31, 2007.

Revenues.

Our revenues for the nine months ended September 30, 2008 and 2007 were $231,880 and $317,912, respectively, and were composed of the following:

	Nine Months Ended September 30,
Revenues	2008	2007
Oil and Gas Leases	$89,243	$86,970
Expense Reimbursement Agreements	$134,383	$228,100

Revenues decreased by $91,444, or 29.0%, for the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007 due to true-up of transition monies which have not yet been received by Westland and SunCal.

Operating Expenses

Total operating expenses for the nine month period ended September 30, 2008 and 2007 were $231,880 and $317,912, respectively, a decrease of $86,032, or 27.0%, due to fees related to the Transition Services Agreement. In 2008, we were unable to bill more than $52,303 in transition monies due to an overage from 2007. As a result, the related expenses sharply declined in 2008.

Professional Fees

During the nine months ended September 30, 2008 and 2007, we incurred $111,323 and $271,827 in professional fees, respectively, representing a decrease of $160,504, or 59.0%, due to professional fees related to the initiation of operations being incurred in the 2007 period. During the 2007 period we were initiating operations and incurred a greater amount of professional fees as compared to the current period in 2008. Professional fees for the 2008 and 2007 periods included $42,947 and $12,027 in accounting fees; $-0- and $178,701 in transition agreement fees and $42,251 and $56,476 in legal fees, respectively.

Occupancy Expenses

During the nine months ended September 30, 2008 and 2007, we incurred $21,519 and $13,656 in occupancy expenses, respectively, an increase of $7,863, or 57.6%, due to a deduction of one-half year’s rent from transition monies. In August 2007 we entered into a lease agreement for office space jointly on a cost sharing basis with the Atrisco Heritage Foundation. The 2008 and 2007 periods includes lease expense of $14,079 and $8,840, attributable to the cost of maintenance. Depreciation for the 2008 and 2007 periods were $5,784 and $2,249, respectively.

Public Relations

During the nine months ended September 30, 2008 and 2007, we incurred $46,008 and $7,964 in public relations expenses, respectively, an increase of $38,004, or 477.7%, due to enhanced public relations activities in the 2008 period. For the three months ended September 30, 2008 and the three months ended September 30, 2007, we incurred $5,500 and $-0- in sponsorship of the Albuquerque Balloon Festival; $4,000 and $-0- for the Hipano Chamber of Commerce luncheon; $5,200 and $-0-in scholarships; $16,755 and $-0- for the Atrisco Meet and Greet Rally and $14,553 and $1,419 in advertising and other public relations expenses.

Net Loss

Net loss increased by $5,518, or 306.0%, to $7,321 for the nine month period ended September 30, 2008 from $1,803 for the nine month period ended September 30, 2008 for the reasons set forth above.

Liquidity and Capital Resources

For the nine months ended September 30, 2008, we provided net cash of $118,499 in operating activities. This includes an increase in deferred revenues of $157,736 and a decrease in accounts payable of $38,504.

Cash used in investing activities included $2,411 for the purchase of additional equipment.

At September 30, 2008 and December 31, 2007, we had cash and cash equivalents available in the amounts of $295,744 and $177,639, respectively, an increase of $118,105 due to a $150,000 drill or pay fee received in August.

There are currently no known trends, commitments, events or uncertainties that will result in a change in our liquidity. We have traditionally used our current assets for liquidity and intend to continue to do so in the future.

We have no commitment for capital resources and no material changes are currently planned for changes in capital resources.

Contractual Obligations

Executive Consultant Agreement

On February 15, 2007, we entered into a four-year Consultant Agreement with our Chief Executive Officer, which provides for the continuation of payment to our Chief Executive Officer if he is terminated for reasons other than cause. At September 30, 2008, the future contractual commitment for our Chief Executive Officer was approximately $2,083 per month through February 15, 2011.

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

Operating Leases

In August 2007, we and the Atrisco Heritage Foundation jointly entered into a four-year lease for office space. Lease expense relating to operating space leased was approximately $10,392 and $-0- for the three months ended September 30, 2008 and 2007. Future minimum lease payments are as follows:

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$ 94,848	$ 32,454	$ 62,394	$ -	$ -
Total	$ 94,848	$ 32,454	$ 62,394	$ -	$ -

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

Contingent Liability

In accordance with Statement of Financial Accounting Standards Interpretation No. 14, we may have certain contingent liabilities with respect to material existing or potential claims, lawsuits and other proceedings. We accrue liabilities when it is probable that future cost will be incurred and such cost can be measured. At September 30, 2008 we did not have any contingent liabilities.

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

As required by Rule 13a-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the officers concluded that our disclosure controls and procedures were effective as of September 30, 2008.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2008 there were no changes in our internal control over financial reporting in the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

None.

ITEM 1A.     Risk factors

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

In 2008, while searching for natural gas, we discovered water. On July 23, 2008, we gave public notice that the Company claimed water rights to a water discovery made by the Company in 2008. The Company has begun taking the necessary steps to perfect its water rights claim under New Mexico law. On October 29, 2008, Westland and/or its related companies gave public notice that it claimed water rights near the same locations. It is unknown what effect, if any, Westland’s notice will have on the Company’s water rights claim.

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

Atrisco Oil and Gas, L.L.C.

March 25, 2009	By:	/s/Peter Sanchez
		Name:	Peter Sanchez
		Title:	Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

*Indicates an Exhibit that is incorporated by reference.

Exhibit Number	Description

3.1*	Articles of Organization of Atrisco Oil and Gas, L.L.C. (filed as Exhibit 2.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

3.2*	Limited Liability Company Agreement of Atrisco Oil and Gas, L.L.C. (filed as Exhibit 3.2 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

3.3*	Amendment to Limited Liability Company Agreement, dated June 15, 2007 (filed as Exhibit 3.3 to the Form 10-Q for the fiscal quarter ended June 30, 2007, filed with the SEC on March 23, 2009).

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