Form 10-K
period 2008-12-31
Atrisco Oil & Gas LLC
filed 2009-04-14
CIK 1376992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

ATRISCO OIL & GAS, L .L.C.
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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), by reference to the price at which the voting stock was last sold, or the average bid and asked price of such voting stock, as of June 30, 2008, was: not applicable.

On April 14, 2009 the registrant had 794,927 Class A Units and 1 Class B Unit outstanding.

Documents incorporated by reference:          None.

ATRISCO OIL & GAS, L.L.C.
FORM 10-K

INDEX

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the Exhibits hereto) (this “Form 10-K”) contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, if applicable, the Private Securities Litigation Reform Act of 1995, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. Such statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “approximately,” “intend,” and other similar words and expressions, or future or conditional verbs such as “should,” “would,” “could,” and “may.” In addition, we may from time to time make such written or oral “forward-looking statements” in future filings (including exhibits thereto) with the Securities and Exchange Commission (the “SEC”), in our reports to Unitholders (as that term is defined herein), and in other communications made by us or with our approval. These forward-looking statements are based largely on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based upon reasonable estimates and assumptions, we can give no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution that actual results may differ materially and adversely from those in the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely effected. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements. In evaluating these statements, some of the factors that you should consider include those described elsewhere in this Form 10-K.

ITEM 1.     BUSINESS

Business Development

Atrisco Oil & Gas, L.L.C. (the “Company,” “we,” “us,” or “our,” depending on the context) was formed as a New Mexico limited liability company by the filing of its Articles of Organization with the New Mexico Public Regulation Commission on September 8, 2006. We are governed by our Articles of Organization, amended April 9, 2009, and our Limited Liability Company Agreement, amended June 15, 2007 and April 9, 2009 (the “LLC Agreement”), and the New Mexico Limited Liability Company Act. Effective April 9, 2009, upon receipt of the final signature to the Articles of Amendment, dated February 27, 2009, we changed our name from Atrisco Oil and Gas, L.L.C. to Atrisco Oil & Gas, L.L.C. Since inception, we have only been engaged in organizational efforts.

We were formed in connection with the Agreement and Plan of Merger, dated as of July 19, 2006, by and between Westland Development Co., Inc., a New Mexico corporation (“Westland”), and SCC Acquisition Corp., a Delaware corporation (“SCC”), pursuant to which SCC was merged with and into Westland, with Westland as the surviving entity (the “Merger”).

Immediately prior to the Merger, Westland entered into a Quitclaim Mineral Deed and Assignment of Oil and Gas Leases, dated December 4, 2006 (the “Deed”), pursuant to which Westland transferred and contributed to us (i) 100% of the future rents and royalties that Westland was entitled to receive under two existing oil and gas leases, one with Great Northern Gas Co. (the “Great Northern Lease”), and the other with Sun Valley Energy Corp. (the “Sun Valley Lease” and together with the Great Northern Lease, the “Leases”); (ii) a 50% undivided interest in all mineral rights owned by Westland (collectively, the “Mineral Assets”); and (iii) other valuable consideration. In exchange for the transfer and contribution of the Mineral Assets, we issued to Westland 794,927 Class A units (the “Class A Units”) and one Class B unit (the “Class B Unit,” and together with the Class A Units, the “Units”), representing 100% of our membership interests.

Prior to, and contingent upon, the completion of the Merger, we and Westland entered into a Transition Services Agreement, dated December 4, 2006 (the “Transition Services Agreement”), in a form mutually agreed upon by such parties, pursuant to which Westland would provide us with up to $200,000 per year in certain administrative support services for the period beginning at the effective time of the Merger and ending on the third anniversary of the completion of the Merger.

Westland has distributed all of the Class A Units to Westland’s shareholders of record immediately prior to the Merger as a dividend on a one-for-one basis in accordance with each such shareholder’s respective ownership of Westland common stock, which distribution began immediately prior to the Merger. The spin-off was treated for federal income tax purposes as a taxable dividend of Westland’s earnings and profits. Westland’s shareholders received their Class A Units from the paying agent for the Merger promptly following completion of the Merger on December 7, 2006. After the Merger, Westland became a subsidiary of SunCal Companies, a California corporation (“SunCal”).

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

In serving this purpose, we seek to maximize revenue generated from leases entered into with natural resource exploration companies for subsequent distribution to the Class A Unitholders. The maintenance and exploitation of the Mineral Assets will be undertaken by, or under the supervision of, our officers and directors. Our ability to exploit the Mineral Assets will be subject to the limitations in the Deed and the Leases and to the approval rights of the Class B unitholder (the “Class B Unitholder,” and together with the Class A Unitholders, the “Unitholders”).

We believe that the market for our Mineral Assets is strong and that we will be able to maximize revenue given current market conditions. The strength of the market for our Mineral Assets depends on many factors, including obtaining and renewing government approvals, the effects of potential government regulations, the costs of environmental compliance, public opinion towards oil, gas and natural resource companies, and our ability to efficiently and profitably exploit our Mineral Assets as a result of the above. The minerals market is subject to fluctuations and has a history of price volatility, and therefore our revenues are dependent upon strong market conditions. A significant, persistent decline in mineral prices or in the prices of exploiting our Mineral Assets may have an effect on our results of operations and our capital and expenditure plans. Additionally, the scientific and political attention to issues concerning the existence and extent of climate change, and the role of human activity in it, has the potential for further environmental regulation that may affect our operations. Although uncertain, these developments could increase costs or reduce the demand for our Mineral Assets. Additionally, these types of changes in market conditions could decrease our competitive position in the industry.

Distributions

Any excess cash held by us which is derived from the income, if any, received from the Mineral Assets, net of a reasonable reserve for our future operating costs and expenses, will be distributed by us to the Class A Unitholders in proportion to the number of Class A Units held by each such Class A Unitholder, at least annually, or as otherwise determined by our Board of Directors (the “Board”).

No distributions will be made by us to the Class B Unitholder, since the Class B Unitholder is not entitled to share in our profits, losses or assets.

Dissolution and Termination

The Company will be dissolved and its business wound up upon the earliest to occur of (i) the unanimous consent of the Board to dissolve, wind up and liquidate the Company; (ii) the entry of a final decree by any court of competent jurisdiction; and (iii) the time at which there are no remaining Unitholders.

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

Employees

We have four employees, all of whom are employed on a full-time basis.

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

Leases

The Leases cover an aggregate of approximately 16,600 acres of Westland’s land. The Great Northern Lease covers approximately 9,400 acres and will expire on September 17, 2011. The Sun Valley Lease covers approximately 7,200 acres and expired on June 6, 2008. By assignment and contract, Tecton Energy, LLC, a Texas limited liability company (“Tecton”), became the lessee of each Lease.

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

On August 20, 2007, we entered into a 5-year oil, gas and mineral lease with Tecton, pursuant to which we leased all of the Mineral Assets owned by us, which remained unleased following the Merger, within Bernalillo County, New Mexico. We received a lease bonus payment of $250,000. During the term of the lease, we will receive a Drill or Pay Fee of $6.00 per acre each year if Tecton does not drill or re-enter at least one well per year. Royalties from any oil and gas discovered from the drilling will be paid to us based on production at a rate of 15% up to 18.5%.

During the fiscal years ended December 31, 2008 and 2007, we recognized $147,238 and $112,214, respectively, in revenues under the Leases.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Units are not trading on any stock exchange or quotation system. We are not aware of any market activity in our Units since our inception and through the date of this filing.

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

Holders

As of December 6, 2006, Westland was the only record holder of the Class A Units and the Class B Unit. Immediately following the spin-off, we had approximately 6,400 record holders of the Class A Units and one record holder of the Class B Unit, and as of April 14, 2009, we had approximately 6,400 record holders of the Class A Units and one record holder of the Class B Unit.

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

Recent Sales of Unregistered Securities

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

We are entitled to 100% of the future rents and royalties that Westland is entitled to receive under two existing oil and gas Leases and a 50% undivided interest in all mineral rights owned by Westland. At present, the revenues generated by the Leases are the only business activity that provide us with cash flow. Pursuant to the Leases, the lessee is required to pay us royalty, bonus and delay rentals and other payments. We understand that the lessee has commenced limited exploratory activities on one or both of the Leases. The lessee has made public statements that it believes drilling on the Leases will be successful; however, neither we nor Westland has any knowledge of the veracity of these statements, and therefore, neither we nor Westland can provide any assurances to our Unitholders as to whether the lessee’s efforts will be successful.

The costs of maintaining the existing Leases in effect and on optimal terms to us and investigating and analyzing opportunities to lease additional portions of the Mineral Assets to natural resource exploration companies for the next 12 months and beyond will be paid with income generated by the Leases. We anticipate that these costs will be limited to hiring outside counsel to review periodic issues which may arise under the Leases and compliance with applicable federal and state securities laws and regulations. In addition, for the period beginning at the effective time of the Merger and ending on the third anniversary of the completion of the Merger, such costs will also be supported pursuant to the terms of the Transition Services Agreement, pursuant to which Westland will provide us with up to $200,000 per year in certain administrative support services. The Unitholders will not be required to make any capital contributions to us.

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

We cannot anticipate whether we will be able to identify new natural resource exploration companies who may desire to lease other portions of the Mineral Assets. Westland’s management team does not know whether there is oil, natural gas, coal bed methane gas or any other natural resource under Westland’s land. Over the years, there have been several exploration wells drilled on Westland’s land, but all of those failed to discover commercial quantities of such hydrocarbons. While natural gas was found in at least some wells, none of these findings resulted in commercial production by those who drilled the wells. The Leases are the only oil and gas leases on Westland’s land, but drilling attempts on one of the Leases have been unsuccessful to date. We understand that the lessee has commenced limited exploratory activities on one or both of the Leases. The lessee has made public statements that it believes drilling on the Leases will be successful; however, neither we nor Westland has any knowledge of the veracity of these statements, an therefore, neither we nor Westland can provide any assurances to our Unitholders as to whether the lessee’s efforts will be successful.

In the event the lessee’s current limited exploratory activities on one or all of the Leases are unsuccessful, it may be difficult to extend the terms of the Leases upon their expiration with the existing lessee or to attract additional natural resource exploration companies to lease other portions of the Mineral Assets.

On July 23, 2008, we gave public notice that we claim water rights to a water discovery we made in 2008. We have begun taking the necessary steps to perfect our water rights claim under New Mexico law. No valuation or determination of the effect of the water rights has been made at this time. On October 29, 2008, Westland and/or its related companies gave public notice that it claimed water rights near the same locations. It is unknown what effect, if any, Westland’s notice will have on our water rights claim.  A question has arisen as to our ownership of these water rights by virtue of SunCal's filing for ownership of such rights in opposition to us, and therefore our management cannot be certain as to the final determination of our claim to these water rights at this time.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

     Our revenues for the years ended December 31, 2008 and 2007 were $414,650 and $343,273, respectively, an increase of $71,377, or 20.79%, and were composed of the following:

	Years Ended December 31,
Revenues	2008	2007
Oil and Gas Lease Revenues	$147,238	$112,214
Expense Reimbursement Agreements	$267,412	$231,059

The revenues increased as a result of our entrance into cost-sharing agreements and the entrance into an oil and gas lease contract in late 2007, which includes the payment of a $250,000 lease bonus recognized over the five-year life of the contract.

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

Operating Expenses

During the year ended December 31, 2008 and 2007, total operating expenses were $467,423 and $425,602, an increase of $41,821, or approximately 9.83%. The specific increases and decreases in each classification of expenses are as follows:

OPERATING EXPENSES	For the Years Ended December 31,		Increase
	2008	2007	(Decrease)
Professional Fees	$356,951	$346,782	$10,169
Occupancy	17,723	24,782	(7,059)
Public relations	51,797	21,275	30,522
Unitholder services	26,622	17,026	9,596
Insurance expense	8,625	6,236	2,389
Office expense	2,024	6,865	(4,841)
Travel and entertainment	3,681	2,636	1,045
TOTAL OPERATING EXPENSES	$467,423	$425,602	$41,821

The operating expenses increased due to public relations expenses, as described below, and activities concerning fulfillment of our SEC reporting obligations.

Professional fees increased in the year ended December 31, 2008 by $10,169, or 2.93%, when compared to the year ended December 31, 2007. Accounting, auditing and tax preparation fees increased $59,494 in the year ended December 31, 2008 from the year ended December 31, 2007 due to activities concerning the filing of reports with the SEC and with the preparation of the 2007 year-end income tax returns. Legal fees decreased in the year ended December 31, 2008 by $41,205, or 42.14%, when compared to the same period in 2007. Legal fees for 2007 included expenses related to our inception. Various other professional fees increased by $8,120 in 2008 when compared to the same period in 2007, due to activities concerning fulfillment of our SEC reporting obligations.

Occupancy expense decreased in the year ended December 31, 2008 by $7,059, or 28.48%, when compared to the same period in 2007. Lease expense decreased $8,528 in the year ended December 31, 2008 from the year ended December 31, 2007 due to the expense reimbursement agreement with Atrisco Heritage Foundation that started in August 2007. Telephone expense decreased $5,617 in the year ended December 31, 2008 from the year ended December 31, 2007 due to the expense reimbursement agreement with Atrisco Heritage Foundation that started in the 2007 year. Atrisco Heritage Foundation shares office space with us and pays its share of the lease expenses. Depreciation expense increased in the year ended December 31, 2008 from the same period in 2007 by $3,736. We purchased furniture and equipment in 2007, and depreciation expense for 2007 was lower due to the furniture and equipment being placed in service during that period. Depreciation expense for 2008 includes a full year’s depreciation for assets placed in service in the year 2007. Various other occupancy expenses increased by $3,350 in the year ended December 31, 2008 when compared to the same period in 2007 due to reimbursements received in 2007 for one-time start-up costs.

Public relation expenses increased in the year ended December 31, 2008 by $30,522, or 143.46%, when compared to the same period in 2007. Increases included $17,155 for the “Meet & Greet Rally,” an increase of $5,000 in two scholarships for descendants of the Atrisco Land Grant, an increase of $4,800 in sponsorships and $3,567 in other general public relation expenses.

Unitholder service expenses increased in the year ended December 31, 2008 by $9,596, or 56.36%, when compared to the same period in 2007. This expense increased as more descendants from the original Atrisco Land Grant were distributed Class A Units throughout 2007 and 2008.

Office expenses decreased in the year ended December 31, 2008 by $4,841, or 70.52%, when compared to the same period in 2007. Office supplies expense decreased $1,372 in 2008 when compared to the same period in 2007. Postage expense decreased $2,799 in 2008 when compared to the same period in 2007. This decrease in expenses is attributable to the expense reimbursement agreement started in August 2007 with Atrisco Heritage Foundation, in which the foundation shares office space with us and pays its share of office expenses.

Liquidity and Capital Resources

For the year ended December 31, 2008 and 2007, we received net cash of $48,472 and $198,152, respectively, from operating activities, which includes an increase of $99,741 and $254,755, respectively, for the years of 2008 and 2007 related to an increase in deferred revenue received.

Cash used in investing activities for the years ended December 31, 2008 and 2007 were $2,411 and $24,429, respectively, for the purchase of office furniture and equipment.

Cash provided (used) by financing activities for the years ended December 31, 2008 and 2007 were ($88) and $789, respectively, from the financing of our insurance premiums.

At December 31, 2008 and 2007, we had cash and cash equivalents available in the amounts of $223,612 and $177,639, respectively, an increase of $45,973.

There are no currently known trends, commitments, events or uncertainties that will result in a change in our liquidity. We have traditionally used our current assets for liquidity and intend to continue to do so in the future.

We have no commitment for capital resources and no material changes are currently planned for changes in capital resources.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 (operations were initiated in January 2007)

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

Liquidity and Capital Resources

For the year ended December 31, 2007, we received net cash of $198,152 from operating activities, which includes $254,755 in deferred revenue received.

Cash used in investing activities for the year ended December 31, 2007 were $24,429 for the purchase of office furniture and equipment.

Cash provided by financing activities for the year ended December 31, 2007 were $789 from the financing of our insurance premiums.

At December 31, 2007 and 2006, we had cash and cash equivalents available in the amounts of $177,639 and $27, an increase of $177,612.

Contractual Obligations

Operating Lease Obligations

In August 2007, we and the Atrisco Heritage Foundation jointly entered into a four-year lease for office space. Lease expense for the years ending December 31, 2008 and 2007 relating to operating space leased were approximately $8,083 and $10,392, respectively.

Purchase Obligations

On February 15, 2007, we entered into a four-year Consultant Agreement (the “Consultant Agreement”) with our Chief Executive Officer which provides for the continuation of payment to our Chief Executive Officer if he is terminated for reasons other than for cause. At December 31, 2008, the future contractual commitment for our Chief Executive Officer was approximately $53,117, or $2,083 per month, through February 15, 2011.

Our aggregate contractual commitments at December 31, 2008 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years		3-5 years	More than 5 years
Long-Term Debt Obligations	$-	$-	$-	$		$-
Capital Lease Obligations	-		-		-	-
Operating Lease Obligations	86,782	32,737	54,045		-	-
Purchase Obligations (defined as “any agreement to purchase goods or services that is enforceable and legally binding and specifies all significant terms)	53,117	25,000	28,117		-	-
Other Long-Term Liabilities Reflected on Balance Sheet under GAAP	-	-	-		-	-
Total Contractual Cash Obligations	$139,899	$57,737	$2,162		$-	$-

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Use of estimates in preparation of financial statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies rely upon assumptions, judgments and estimates and were used in the preparation of our consolidated financial statements.

Mineral Assets

The value of the Mineral Assets, at the time acquired by us in the Merger transaction was based upon the valuation of Ernst & Young, who acted as our independent appraiser.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104 when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.

Oil and gas lease revenue is recognized on a straight-line basis over the term of the Leases.

Contingent Liability

In accordance with Statement of Financial Accounting Standards Interpretation No. 14, we may have certain contingent liabilities with respect to material existing or potential claims, lawsuits and other proceedings. We accrue liabilities when it is probable that future cost will be incurred and such cost can be measured. At December 31, 2008 and 2007, we did not have any contingent liabilities.

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

Recently Enacted Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 141 (revised 2007), Business Combinations (“FASB 141(R)”). FASB 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FASB 141(R) is effective for fiscal years beginning after December 15, 2008. We do not believe that FASB 141(R) will have any impact on our financial statements.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FASB 160”). FASB 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way, as equity in the consolidated financial statements. Moreover, FASB 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB 160 is effective for fiscal years beginning after December 15, 2008. We do not believe that FASB 160 will have any impact on our financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows (“FASB 161”). FASB 161 is effective for us beginning January 1, 2009. Management believes that, for the foreseeable future, FASB 161 will have no impact on our financial statements.

In May 2008, FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FASB 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for non-governmental entities. We are currently evaluating the effects, if any, that FASB 162 may have on our financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements for the fiscal years ended December 31, 2008 and 2007 begins on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting

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

As of December 31, 2008, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria provided in the SEC’s Interpretive Guidance regarding management’s report on internal control over financial reporting (Release No. 34-55929). Based on such assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management's report in this Form 10-K.

Changes in Internal Control Over Financial Reporting

During the period covered by this Form 10-K, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Effective April 9, 2009, upon receipt of the final signature to the Articles of Amendment, dated February 27, 2009, we amended our Articles of Incorporation to change our name from Atrisco Oil and Gas, L.L.C. to Atrisco Oil & Gas, L.L.C.

Effective April 9, 2009, upon receipt of the final signature to the Amended LLC Agreement, dated February 15, 2008, we amended our LLC Agreement to incorporate the First Amendment to the LLC Agreement, dated June 15, 2007, to reflect our name change from Atrisco Oil and Gas, L.L.C. to Atrisco Oil & Gas, L.L.C, to formally name Peter Sanchez as our Chief Executive Officer, and to incorporate all prior amendments into a single consolidated operating agreement.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

NAME	AGE	POSITION(S)
Troy K. Benavidez	41	Class A Director
Charles V. Peña	57	Class A Director
Ray Mares, Jr.	58	Class A Director
Randolph M. Sanchez	47	Class A Director
Brent Lesley (2)	49	Class B Director

Peter Sanchez	47	Chief Executive Officer

     ________________________

(2)	Was appointed by Westland on December 6, 2008 to serve as the Class B Director on our Board of Directors.

Troy K. Benavidez, age 41, has served on our Board since 2006 and served as a director of Westland from 2004 until his appointment to our Board in 2006. Mr. Benavidez is a graduate of Colorado College with a Bachelors degree in economics. Mr. Benavidez has been employed by AstraZeneca Pharmaceuticals, LP, in Albuquerque, New Mexico since 2004, and he currently still holds this position. Prior to that he served as the External Relations Director for the Honorable Jane M. Swift, Governor of Massachusetts, from 2001 until 2003; as the Northern Regional Director for the Honorable Pete V. Domenici, U.S. Senator for New Mexico, from 1998 until 2000; as Chief of Staff to the Honorable Walter D. Bradley, Lt. Governor of New Mexico, in 1997 and 1998; and as Deputy Chief of Staff for the Honorable Steven H. Schiff, U.S. Representative for the State of New Mexico, from 1990 until 1997.

Charles V. Peña, age 57, has served on our Board since December 6, 2006 and served on Westland’s Board of Directors from 1996 until his appointment on our board in 2006. Prior to his service on our Board, Mr. Peña owned and operated CJ’s New Mexico Food Restaurant in Albuquerque, New Mexico, from 1991 until its sale in 2004. In 1986, Mr. Peña retired from Safeway Stores after 19 years of employment.  During part of that time, he was a member of the Retail Clerk’s Union, where he sat on two negotiating committees and twice ran for the Presidency of the Union.  Mr. Peña was a homemaker from the time he retired from Safeway Stores until he opened CJ’s New Mexico Food Restaurant in 1991. Mr. Peña attended the University of New Mexico and the University of Albuquerque, where he attended business courses.

Ray Mares, Jr., age 58, has served on our Board since 2006 and served as a director of Westland from 2004 until his appointment to our Board in 2006. Mr. Mares is a graduate of Rio Grande High School in Albuquerque. He is also a graduate of the University of New Mexico where he received a B.S. degree in Business. Mr. Mares has been the Owner/Manager of Briteway Services in Albuquerque for more than 15 years and continues to serve in such capacity.

Peter Sanchez, age 47, serves as our Chief Executive Officer and Chief Financial Officer and is an heir to the Atrisco Land Grant.  In his capacity as Chief Executive Officer, Mr. Sanchez is responsible for all aspects of our business, including business development, commercial negotiations and transactions, operations and general management.  Prior to this role, Mr. Sanchez was Chief Financial Officer of Bradmark Technologies, Inc., a utility software company, from June 2002 to January 2007. In his role as Chief Financial Officer, Mr. Sanchez is responsible for Finance, Accounting, Legal, Human Resources and Business Development. Mr. Sanchez received a BBA in Accounting from the University of New Mexico in 1984 and a Juris Doctor from the University of Houston Law Center in 1993.

Randolph M. Sanchez, age 47, has served our Board since 2006 and served as a director of Westland from 2004 until his appointment to our Board in 2006. Mr. Sanchez holds a B.S. degree in Business from Columbia College in Columbia, Missouri with emphasis on shopping center management. For the past ten years, Mr. Sanchez has been the general manager of the Coronado Center in Albuquerque. Mr. Sanchez has also been the manager of shopping centers located in New Jersey, North Carolina, South Carolina and Texas. Mr. Sanchez has served as the Chairman of the New Mexico Retail Association from 1999 to present. Also, Mr. Sanchez has served as the president of the Uptown Business Association, as a board member of the New Mexico Chapter of National Association of Industrial and Office Properties, and as president of the New Mexico chapter of the International Council of Shopping Centers. Mr. Sanchez has served as Chairman of the Albuquerque/Bernalillo County Air Quality Board and treasurer of the Hispano Chamber of Commerce.

Brent Lesley, age 49, was appointed by SunCal to serve as our sole Class B director on December 6, 2008 to fill the vacancy left by the resignation of William F. Steadman. Mr. Lesley, an employee of Westland since May 1986, joined SunCal Companies (“SunCal”) pursuant to the acquisition of Westland by SunCal in December 2006. As Vice President of Dispositions, Mr. Lesley’s responsibilities are centered on the sale of real property, from undeveloped land to developed lots. Mr. Lesley’s responsibilities also include overseeing the acquisition of property for SunCal’s income property portfolio and the procurement of project financing on both a construction and permanent basis. Prior to joining SunCal, Mr. Lesley served in the capacity of Vice President of Sales and Marketing for Westland since April 1996. Mr. Lesley holds a B.S. degree from Iowa State University and an MBA in finance from the University of New Mexico.

Election of Directors and Officers

On September 20, 2006, the previous Board of Directors of Westland determined that the five members of our Board should be Randolph Sanchez, Ray Mares, Joe Chavez, Troy Benavidez and William Steadman. It was later determined that Charles Peña would serve in place of Mr. Chavez. When the merger occurred, our Company was established, and Messrs. Sanchez, Mares, Benavidez, Peña and Steadman served on our Board.

The initial Class A directors and the initial Class B director served as directors for an initial term ending on the second anniversary of the completion of the Merger on December 7, 2008. Following the end of this initial term, the Board classified the directors into two classes of directors, with (i) two directors (consisting of two Class A directors elected by the Class A Unitholders), Messrs. Peña and Benavidez, serving for a term expiring on the first anniversary of the expiration of the initial term (the “Class I Directors”); and (ii) three directors (consisting of the initial Class B director and two initial Class A directors selected by the Board), Messrs. Sanchez, Mares and Steadman, serving for a term expiring on the second anniversary of the expiration of the initial term (the “Class II Directors”), with each subsequent term of each director expiring on the second anniversary after the commencement of such term. Following the expiration of the term of the initial Class II Directors, each class of directors subject to election will be elected in accordance with the LLC Agreement. The Board will have the power to fill any vacancy created by the removal, resignation, death or disability of any director prior to the expiration of his or her term of office in accordance with the LLC Agreement.

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

Compensation of Directors

There are no director compensation programs in place at this time. In the future, we intend to adopt a plan to compensate directors for their service to us based on the revenues available to us and the amount of time the directors are required to serve on the Board.

Committees of the Board of Directors

The Board currently consists of five members, and the entire Board acts as our Audit Committee. There are no other committees of the Board. The Board meets as needed.

Audit Committee and Code of Ethics

The entire Board serves as our Audit Committee. We have not adopted an Audit Committee Charter or made a determination as to whether any of our directors would qualify as an Audit Committee financial expert. We do not currently have anyone that has been determined to be an Audit Committee financial expert because the current directors were selected from the prior Westland board of directors, and no directors with financial expertise were available on such board. We have not yet adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Accounting Officer, or persons performing similar functions, because with our minimal staffing, we believe that adequate alternative measures exist to deal with these internal control issues.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during, and Forms 5 and amendments thereto furnished to us with respect to, the fiscal year ended December 31, 2008, and any written representations from reporting persons that no Form 5 is required, the following table sets forth information regarding each person who, at any time during the fiscal year ended December 31, 2008, was a director, officer or beneficial owner of more than 10% of our Units who failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2008:

Name	Number of Late Reports	Number of Transactions Not Reported On a Timely Basis	Known Failures To File a Required Form
	(#)	(#)	(#)
Peter Sanchez	0	0	1
Randoloph M. Sanchez	0	1	2
Troy K. Benavidez	0	0	1
Ray Mares, Jr.	0	0	1
Charles V. Peña	0	0	1
William F. Steadman	0	0	1
Brent Lesley	0	0	1
Westland Development Co., Inc.	0	0	1

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer (our Principal Executive Officer) for the fiscal year ended December 31, 2008. Other than our Chief Executive Officer, we did not have any other persons serving as executive officers at the end of the fiscal year ended December 31, 2008.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Peter Sanchez, Chief Executive Officer	2008	25,000	-	-	-	25,000
	2007	23,958	-	-	-	23,958

Employment Agreements

We are party to the Consultant Agreement with Peter Sanchez, pursuant to which Mr. Sanchez agreed to serve as our Chief Executive Officer, effective February 15, 2007. The agreement has a four-year term, commencing as of February 15, 2007. The agreement provides for a base salary of $25,000 during the first year of its term and $25,000 during each of the second through the fourth years of its term. The contract provides for an increase of 3% over the term of the contract. If Mr. Sanchez is terminated without cause by us, he will be entitled to continued compensation until the end of the term.

None of our directors or officers has received any cash or other remuneration since inception, nor did they receive any cash or other remuneration upon completion of the spin-off. As such, we have not created a Compensation Committee. None of our directors or officers intends to devote more than a few hours a month to our affairs.

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

There are no understandings or agreements regarding compensation our management will receive following the spin-off that is required to be included in this Item.

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

The review and discussion was completed by Peter Sanchez, Randolph M. Sanchez, Troy K. Benavidez, Ray Mares, Jr. and Charles V. Peña.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans (including individual compensation arrangements) under which the Units are authorized for issuance.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of December 31, 2008 regarding the beneficial ownership of our Class A Units and Class B Unit by each person who, to our knowledge, beneficially owns more than 5% of our Units:

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

Security Ownership of Management

The following table sets forth certain information as of December 31, 2008 regarding the beneficial ownership of our Class A Units and Class B Unit by (i) each of our directors and executive officers; and (ii) all of our executive officers and directors as a group:

NAME AND ADDRESS OF BENEFICIAL OWNER (2)	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP OF CLASS A UNITS	PERCENTAGE OF CLASS A UNITS (1)	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP OF CLASS B UNITS (1)	PERCENTAGE OF CLASS B UNITS (1)
Troy K. Benavidez	100	*	—	—
Charles V. Peña	600	*	—	—
Ray Mares, Jr.	1,086	*	—	—
Randolph M. Sanchez	19	*	—	—
Brent Lesley	—	—	—	—
Peter Sanchez	13	*	—	—
Directors and executive officers as a group	1,818	*	1	100

(1)

Beneficial ownership is calculated based on 794,927 outstanding Class A Units and one Class B Unit. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite each such Unitholder’s name, subject to community property laws, where applicable.

(2)	The mailing address of each of the persons named is: c/o Atrisco Oil & Gas, L.L.C ., 1730 Montano Rd. NW, Suite B, Albuquerque, New Mexico 87107.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Although our Units are not listed on a national securities exchange or quoted in any quotation system, we have decided to use the independence standards of the NASDAQ Stock Market. We believe that the Board would determine that Randolph Sanchez, Ray Mares, Troy Benavidez and Charles Peña would be "independent directors" under the rules of the NASDAQ Stock Market if our Units were listed for trading on the NASDAQ Stock Market and if we were asked to make such a determination.

Prior to the spin-off, we issued to Westland 794,927 Class A Units and one Class B Unit, representing 100% of our Units, in exchange for Westland’s contribution of the Mineral Assets to us. Therefore, for a brief period prior to the spin-off, we were a wholly-owned subsidiary of Westland. However, following the completion of the spin-off, Westland owns no Class A Units and one Class B Unit. No distributions are made by us to the Class B Unitholder, and the Class B Unitholder is not entitled to share in our profits, losses or assets.

In addition, at the completion of the Merger, we and Westland entered into the Transition Services Agreement, pursuant to which Westland provides us with up to $200,000 per year in certain administrative support services for the period beginning at the effective time of the Merger and ending on the third anniversary of the completion of the Merger.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to this Item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pattillo, Brown and Hill, LLP, was our independent registered public accounting firm for the period ended December 31, 2008 and 2007. Set forth below are the fees and expenses for Pattillo, Brown and Hill LLP for the following services provided to us:

	2008	2007
Audit Fees	$ 32,280	$ 23,200
Audit-Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Except as described above, we have not been billed for any other services by Pattillo, Brown and Hill, LLP. Our Board acts as our Audit Committee. Our Board has not authorized Pattillo, Brown and Hill, LLP to provide any services to us other than audit, review, or attest services.

The Board does not currently have any policies for pre-approval of the engagement of a principal accountant. Expenditures and engagements, including the engagement of a principal accountant, are presented to the entire Board during regular meetings of the Board, and these matters are voted upon at that time.

ITEM 15. EXHIBITS

(1)	Financial Statements

The financial statements listed in the Index to Consolidated Financial Statements appearing on page F-1 of this Form 10-K are filed as a part of this Form 10-K.

(2)	Financial Statement Schedules

There are no financial statement schedules included in this Form 10-K.

The exhibits listed below are filed as part of this Form 10-K.

EXHIBIT INDEX

*Indicates an exhibit that is incorporated by reference.

Exhibit Number	Description

3.1*	Articles of Organization of Atrisco Oil & Gas, L.L.C. (filed as Exhibit 2.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

3.2*	Limited Liability Company Agreement of Atrisco Oil & Gas, L.L.C . (filed as Exhibit 3.2 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

3.3*

Amendment to Limited Liability Company Agreement of Atrisco Oil & Gas, L.L.C., dated June 15, 2007 (filed as Exhibit 3.3 to the Form 10-Q for the fiscal quarter ended June 30, 2007, filed with the SEC on March 23, 2009).

3.4	Amendment to Limited Liability Company Agreement of Atrisco Oil & Gas, L.L.C., dated February 15, 2008, effective April 9, 2009.

3.5	Articles of Amendment to Articles of Organization of Atrisco Oil & Gas, L.L.C., dated February 27, 2009, effective April 9, 2009.

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

10.9*

Partial Assignment of Oil & Gas Leases, dated February 10, 2006, among Sun Valley Energy Corporation and Sierra Oil & Gas, Inc., Rally Exploration, Inc. KHL, Inc. and Tecton Energy, LLC (filed as Exhibit 10.9 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009) .

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

10.14*

Consent to Assignment of Oil and Gas Lease between Westland Development Co., Inc. and Great Northern Gas Company from Great Northern Gas Company to TXO Energy, Inc., dated November 5, 2003 (filed as Exhibit 10.14 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009) .

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

10.20*

Transition Services Agreement, dated December 4, 2006, by and between Westland Development Co., Inc. and Atrisco Oil & Gas, L.L. C. (filed as Exhibit 10.21 to the Form 10-Q, filed with the SEC on March 23, 2009).

10.21*

Consultant Agreement, dated February 15, 2007, by and between Peter Sanchez and Atrisco Oil & Gas, L.L.C. (filed as Exhibit 10.21 to the Form 10-Q for the fiscal quarter ended March 30, 2007, filed with the SEC on March 23, 2009).

10.22*

Oil, Gas and Mineral Lease, dated August 20, 2007, by and between Tecton Energy, LLC and Atrisco Oil & Gas, L.L. C. (filed as Exhibit 10.22 to the Form 10-Q for the fiscal quarter ended September 30, 2007, filed with SEC on March 24, 2009).

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

ATRISCO OIL & GAS, L.L.C.

April 14, 2009	By: /s/ Peter Sanchez
Name: Peter Sanchez
Title: Chief Executive Officer

In accordance with the Securities Exchange Act, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 14, 2009	/s/ Randolph M. Sanchez
Randolph M. Sanchez, Director

April 14, 2009	/s/ Charles V. Peña
Charles V. Peña, Director

April 14, 2009	/s/ Troy K. Benavidez
Troy K. Benavidez, Director

April 14, 2009	/s/ Ray Mares, Jr.
Ray Mares, Jr., Director

Brent Lesley, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders
Atrisco Oil & Gas, LLC

We have audited the accompanying balance sheets of Atrisco Oil & Gas, LLC as of December 31, 2007 and 2008, and the related statements of income, unitholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atrisco Oil and Gas, LLC as of December 31, 2007 and 2008 , and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pattillo, Brown and Hill, LLP

Waco, Texas

March 31, 2009

ATRISCO OIL & GAS, L.L.C.
__________________________________________________________________________________________

BALANCE SHEET

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash	$223,612	$177,639
Accounts receivable	23,320	20,000
Prepaid expenses	2,354	2,806
Total Current Assets	249,286	200,445
FIXED ASSETS:
Equipment	26,840	24,429
Accumulated depreciation	(11,798)	(4,031)
Total Fixed Assets	15,042	20,398
OTHER ASSETS:
Mineral rights	70,304	70,304
Total Other Assets	70,304	70,304
Total Assets	$334,632	$291,147
LIABILITIES AND UNITHOLDERS’ EQUITY
CURRENT LIABILITIES:
Account payable and accrued expenses	$40,223	$44,695
Current debt	701	789
Deferred revenue	354,496	254,755
Total Current Liabilities	395,420	300,239
COMMITMENTS AND CONTINGENCIES	-	-
UNITHOLDERS’ EQUITY:
Class A units, no par value, 794,927 units authorized, issued and outstanding	70,304	70,304
Class B unit, no par value, One unit authorized, issued and outstanding	100	100
Retained earnings	(131,192)	(79,496)
Total Unitholders’ Equity	(60,788)	(9,092)
Total Liabilities and Unitholders’ Equity	$334,632	$291,147

The accompanying notes are an integral part of this financial statement.

ATRISCO OIL & GAS, L.L.C.
__________________________________________________________________________________________

STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
REVENUES
Oil and Gas Leases	$147,238	$112,214
Expense Reimbursement Agreements	267,412	231,059
TOTAL REVENUES	414,650	343,273
OPERATING EXPENSES
Professional Fees	356,951	346,782
Occupancy	17,723	24,782
Public relations	51,797	21,275
Unitholder services	26,622	17,026
Insurance expense	8,625	6,236
Office expense	2,024	6,865
Travel and entertainment	3,681	2,636
TOTAL OPERATING EXPENSES	467,423	425,602
NET INCOME/LOSS FROM OPERATIONS	(52,773)	(82,329)
OTHER INCOME/EXPENSE
Interest income	1,449	3,159
Interest expense	(372)	(253)
TOTAL OTHER INCOME	1,077	2,906
NET INCOME/LOSS	$(51,696)	$(79,423)
NET INCOME/LOSS PER CLASS A UNIT	$(0.065)	$(0.100)
WEIGHTED AVERAGE NUMBER OF CLASS A UNITS OUTSTANDING, BASIC AND DILUTED	794,927	794,927

The accompanying notes are an integral part of this financial statement

ATRISCO OIL & GAS, L.L.C.
  __________________________________________________________________________________________

STATEMENT OF UNITHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Class A Units		Class B Units		Retained	Total Unitholders’
	Shares	Amount	Shares	Amount	Earnings	Equity
BALANCE, December 31, 2006	794,927	$70,304	1	$100	$(73)	$70,331
Net loss for the year ended December 31, 2007	—	—	—	—	(79,423)	(79,423)
BALANCE, December 31, 2007	794,927	70,304	1	100	(79,496)	(9,092)
Net loss for the period ended December 31, 2008	—	—	—	—	(51,696)	(51,696)
BALANCE, December 31, 2008	794,927	$70,304	1	$100	$(131,192)	$(60,788)

The accompanying notes are an integral part of this financial statement

ATRISCO OIL & GAS, L.L.C.
   _______________________________________________________________________________________

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	December 31, 2008	December 31, 2007
Cash Flows From Operating Activities:
Net Income (loss)	$(51,696)	$(79,423)
Depreciation	7,767	4,031
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Decrease (increase) in accounts receivable	(3,320)	(20,000)
Decrease (increase) in prepaid expenses	452	(2,806)
Increase (decrease) in accounts payable and accrued expenses	(4,472)	44,695
Increase (decrease) in deferred revenue	99,741	254,755
Net Cash Used by Operating Activities	48,472	198,152
Cash Flows From Investing Activities
Purchase of fixed assets	(2,411)	(24,429)
Net Cash Provided (Used) by Investing Activities	(2,411)	(24,429)
Cash Flows From Financing Activities:
Proceeds from Current debt, net	(88)	789
Proceeds from Class B unit issuance	—	—
Net Cash Provided by Financing Activities	(88)	789
Net Increase in Cash	177,639	177,612
Cash at Beginning of Period	45,973	27
Cash at End of Period	$223,612	$177,639
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$372	$253
Income taxes	$—	$—

The accompanying notes are an integral part of this financial statement

ATRISCO OIL & GAS, L.L.C.
___________________________________________________________________________________________

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Atrisco Oil & Gas, L.L.C. (the “Company,” “we,” “us,” or “our”) was formed as a New Mexico limited liability company by the filing of its Articles of Organization with the New Mexico Public Regulation Commission on September 8, 2006. We are governed by our Articles of Organization, amended April 9, 2009, and our Limited Liability Company Agreement, amended June 15, 2007 and April 9, 2009 (the “LLC Agreement”), and the New Mexico Limited Liability Company Act. Effective April 9, 2009, upon receipt of the final signature to the Articles of Amendment, dated February 27, 2009, we changed our name from Atrisco Oil and Gas, L.L.C. to Atrisco Oil & Gas, L.L.C. Since inception, we have only been engaged in organizational efforts.

We were formed in connection with the Agreement and Plan of Merger, dated as of July 19, 2006 (the “Merger Agreement”), by and between Westland Development Co., Inc., a New Mexico corporation (“Westland”), and SCC Acquisition Corp., a Delaware corporation (“SCC”), pursuant to which SCC will be merged with and into Westland, with Westland as the surviving entity (the “Merger”).

Immediately prior to, and subject to the completion of, the Merger, Westland entered into a quitclaim mineral deed and assignment of oil and gas leases (the “Deed”), pursuant to which Westland transferred and contributed to us (i) 100% of the future rents and royalties that Westland is entitled to receive under two existing oil and gas leases (the “Leases”) and (ii) a 50% undivided interest in all mineral rights owned by Westland (collectively, the “Mineral Assets”). In exchange for the transfer and contribution of the Mineral Assets, we will issue to Westland 794,927 Class A units (the “Class A Units” and one Class B unit (The “Class B Unit,” and together with the Class A Units, the “Units”), representing 100% of our membership interests.

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

Prior to and contingent upon, the completion of the Merger, we and Westland entered into a Transition Services Agreement, dated December 4, 2006 (the “Transition Services Agreement”), in a form mutually agreed upon by such parties, pursuant to which Westland will provide us with up to $200,000 per year in certain administrative support services for the period beginning at the effective time of the Merger and ending on the third anniversary of the completion of the Merger.

Following the spin-off and the completion of the Merger, (i) Westland’s shareholders of record immediately prior to the Merger owned 100% of the Class A Units and (ii) Westland owned the sole Class B Unit.

Purpose – We were formed for the limited purpose of (a) receiving, holding, protecting and exploiting the Mineral Assets, (b) paying or providing for any costs or liabilities incurred in carrying out its purpose, (c) making permitted distributions to the Class A unitholders (the “Class A Unitholders”), and (d) performing all activities necessary or incidental to the foregoing. We do not currently intend to engage in any other trade or business.

In serving this purpose, we will seek to maximize revenue generated from leases entered into with natural resource exploration companies for subsequent distribution to the Class A Unitholders. The maintenance and exploitation of the Mineral Assets will be undertaken by, or under the supervision of, our officers and directors. Incidental to these activities, we gave public notice of our claim to water rights and have begun taking the steps necessary to perfect those water rights claims for future exploitation.  A question has arisen as to our ownership of these water rights by virtue of SunCal's filing for ownership of such rights in opposition to us, and therefore our management cannot be certain as to the final determination of our claim to these water rights at this time.  Our ability to exploit the Mineral Assets will be subject to the limitations in the Deed and the Leases and to the approval rights of the Class B unitholder (the “Class B Unitholder,” and together with the Class A Unitholders, the “Unitholders”).

Distributions - Any excess cash held by us which is derived from the income, if any, received from the Mineral Assets, net of a reasonable reserve for future operating costs and expenses, will be distributed by us to the Class A Unitholders in proportion to the number of Class A Units held by them, at least annually, or as otherwise determined by our board of directors.

ATRISCO OIL & GAS, L.L.C.
   ______________________________________________________________________________________

No distributions will be made by us to the Class B Unitholder. The Class B Unit will not be entitled to share in our profits, losses or assets.

Cash and Cash Equivalents – We consider all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounting Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

Recently Enacted Accounting Standards – The FASB issued FASB Statement No. 141 (revised 2007), Business Combinations, Statement 141(R ) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FASB No.141 R is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 141 R will have any impact on its financial statements.

The FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement No.160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No.160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 160 will have any impact on its financial statements.

In March 2008, the FASB issued FASB No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

In May 2008, FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles.The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

Recently Enacted Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140,” and SFAS No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140,” were recently issued. SFAS No. 155 and 156 are not currently applicable to us and their effect on our financial statements for the fiscal year ended December 31, 2008 would not have been significant.

Fixed Assets - Equipment is recorded at cost. Depreciation is provided using the straight-line method over the useful lives of the respective assets, typically 3-5 years. Major additions and betterments are capitalized. Upon retirement or disposal, the cost and related accumulated depreciation or amortization is removed from the accounts and any gain or loss is reflected in operations.

ATRISCO OIL & GAS, L.L.C.
___________________________________________________________________________________________

The following table summarizes our fixed assets:

	December 31,
	2008	2007
Office Equipment	$15,581	$13,170
Furniture and equipment	11,259	11,259
Allowance for Depreciation and amortization	(11,798)	(4,031)
Fixed Assets, net	$15,042	$20,398

Concentration Risk

Cash – We maintain our cash balances in bank deposit accounts which periodically are uninsured by FDIC insurance. At December 31, 2008 and 2007 the uninsured amount was $-0- and $77,389.

Revenues - Revenues from the oil and gas lease contracts for the year ended December 31, 2008 and 2007 represented 35.50% and 32.69% of revenues and revenues from the Transition Services Agreement. Revenues from Expense Reimbursement Agreements represented 64.50% and 67.31% of revenues for the year ended December 31, 2008 and 2007.

Revenue Recognition – We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104 when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.

Oil and gas lease revenue is recognized on a straight-line basis over the term of the Leases.

Lease Revenues

The Oil and Gas Leases cover an aggregate of approximately 56,000 acres of Westland’s land. The Great Northern Lease covers approximately 9,380 acres and has been renewed by Tecton Energy LLC, a Texas limited liability company (“Tecton”), and will expire on September 17, 2011. The Sun Valley Lease covers approximately 7,211 acres and expired on June 6, 2008. By assignment and contract, Tecton Energy, LLC (“Tecton”) became the lessee of each Lease. The Tecton Lease covers the remaining acreage and will expire August 20, 2012. Each lease could be extended by the lessee if, prior to the expiration of its term, drilling activities are commenced and continuous for a certain period of time. We understand that the lessee has commenced limited exploratory activities on at least one of the Leases.

Pursuant to the Leases, the lessee is required to pay Westland royalty, bonus and delay rentals and other payments. Westland’s retained owner’s royalty is 12.5% on the Sun Valley Lease and 13.5% on the Great Northern Lease. These retained royalty interests were assigned to the Company on December 6, 2006. Current delay rental payments for the Sun Valley Lease are $5.00 per acre per year. There is no agreement for delay payments for the Great Northern Lease at this time. In addition, the owner’s royalty is 10% on the Tecton Lease. This lease includes a drill or pay fee of $6.00 per acre per year. This term requires a minimum of one (1) well per year to be drilled or re-entered throughout the term of the lease.

During the years ended December 31, 2008 and 2007, we recognized $147,238 and $112,214 in revenues under the Leases.

Reimbursement Agreements - We and Westland entered into a Transition Services Agreement, dated December 4, 2006 (the “Transition Services Agreement”), in a form mutually agreed upon by such parties pursuant to which Westland will provide us with up to $200,000 per year in certain administrative support services for the period beginning at the effective time of the Merger, December 7, 2006, and ending on the third anniversary of the completion of the Merger, December 7, 2009.

ATRISCO OIL & GAS, L.L.C.
   _____________________________________________________________________________________________

We also entered into reimbursement agreements and cost sharing arrangements with Tecton Energy, SunCal Companies, a California corporation, and Atrisco Heritage Foundation in 2008.

During the years ended December 31, 2008 and 2007, the Company recognized $267,412 and $231,059 in reimbursement and cost sharing arrangements from the following companies:

Revenues from Reimbursement Agreements	For the Years Ended December 31,
	2008	2007
Westland Development Co., Inc.	$158,312	$231,059
Atrisco Heritage Foundation	$55,100	$-
Tecton Energy	$39,000	$-
SunCal Company	$15,000	$-

NOTE 2 – GOING CONCERN - The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss for the years ended December 31, 2008 and 2007, and has had an accumulated deficit since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 – MINERAL INTEREST - The Mineral Assets are the only assets which we own. We do not rent any additional property. The Mineral Assets include (i) 100% of the future rents and royalties that Westland is entitled to receive under two existing oil and gas leases and (ii) a 50% undivided interest in all mineral rights previously owned 100% by Westland. Westland is a New Mexico corporation that is the successor to property interests of a Spanish land grant currently amounting to approximately 46,400 acres. We and Westland each own 50% of the mineral rights, including oil and gas rights, to the 46,400 acres. We and Westland also retained certain oil, gas and other mineral rights on some of the lands that Westland previously sold.

NOTE 4 – DEFERRED REVENUE

Deferred revenue represents amounts received from oil and gas leases. Deferred revenue is earned and recognized as revenue over the life of the oil and gas leases using a straight line method. Deferred revenues at December 31, 2008 and 2007 were $354,496 and $254,755.

NOTE 5 – UNITS OF MEMBERSHIP INTEREST

Class A Units – We have authorized and issued 794,927 Class A Units, no par value, in exchange for mineral rights from Westland. Pursuant to the Deed, Westland transferred and contributed to us the Mineral Assets which include (i) 100% of the future rents and royalties that Westland is entitled to receive under two existing oil and gas leases and (ii) a 50% undivided interest in all mineral rights previously owned 100% by Westland. In exchange for the transfer and contribution of the Mineral Assets, we issued to Westland 794,927 Class A Units and one Class B Unit, representing 100% of our membership interests. On December 7, 2006, Westland distributed all of the Class A Units to Westland’s shareholders of record as a dividend on a one-for-one basis in accordance with each such shareholder’s respective ownership of Westland common stock.

Following the spin-off and the completion of the Merger, (i) Westland’s shareholders of record immediately prior to the Merger owned 100% of the Class A Units and (ii) Westland owned the sole Class B Unit.

Class B Unit – We have authorized and issued one Class B Unit, no par value.

Proceeds from the sale of the Class B Unit totaled $100.

ATRISCO OIL & GAS, L.L.C.
____________________________________________________________________________________________

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Operating Lease Obligations

In August 2007, we and the Atrisco Heritage Foundation jointly entered into a four-year lease for office space. Lease expense for the years ending December 31, 2008 and 2007 relating to operating space leased were approximately $8,083 and $10,392, respectively.

Purchase Obligations

On February 15, 2007, we entered into a four-year Consultant Agreement (the “Consultant Agreement”) with our Chief Executive Officer which provides for the continuation of payment to our Chief Executive Officer if he is terminated for reasons other than for cause. At December 31, 2008, the future contractual commitment for our Chief Executive Officer was approximately $53,117, or $2,083 per month, through February 15, 2011.

Our aggregate contractual commitments at December 31, 2008 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years		3-5 years	More than 5 years
Long-Term Debt Obligations	$-	$-	$-	$		$-
Capital Lease Obligations	-		-		-	-
Operating Lease Obligations	86,782	32,737	54,045		-	-
Purchase Obligations (defined as “any agreement to purchase goods or services that is enforceable and legally binding and specifies all significant terms)	53,117	25,000	28,117		-	-
Other Long-Term Liabilities Reflected on Balance Sheet under GAAP	-	-	-		-	-
Total Contractual Cash Obligations	$139,899	$57,737	$2,162		$-	$-

Water Rights

In 2008, while searching for natural gas, we discovered water. On July 23, 2008, we gave public notice that the Company claimed water rights to a water discovery made by the Company in 2008. The Company has begun taking

ATRISCO OIL & GAS, L.L.C.
   ____________________________________________________________________________________________

the necessary steps to perfect its water rights claim under New Mexico law. No valuation or determination of the effect of the water rights has been made at this time. Thus, the claimed water rights do not appear on the Balance Sheet as an asset. On October 29, 2008, Westland and/or its related companies gave public notice that it claimed water rights near the same locations. It is unknown what effect, if any, Westland’s notice will have on the Company’s water rights claim.  A question has arisen as to our ownership of these water rights by virtue of SunCal's filing for ownership of such rights in opposition to us, and therefore our management cannot be certain as to the final determination of our claim to these water rights at this time.