Form 10-Q
period 2009-03-31
Atrisco Oil & Gas LLC
filed 2009-05-22
CIK 1376992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission file number 000-52246
ATRISCO OIL & GAS, L.L.C.
(Exact name of Registrant as Specified in its Charter)

NEW MEXICO	56-2613010

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
1730 Montano Rd. NW, Suite B; Albuquerque, NM 87107
(Address of Principal Executive Offices)
(505) 836-0306
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

ATRISCO OIL & GAS, L.L.C.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEET

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$74,387	$223,612
Accounts receivable	186,698	23,320
Prepaid expenses	125	2,354

Total Current Assets	261,210	249,286

FIXED ASSETS:
Equipment	26,840	26,840
Accumulated depreciation	(13,780)	(11,798)

Total Fixed Assets	13,060	15,042

OTHER ASSETS:
Mineral rights	1,000	70,304

Total Other Assets	1,000	70,304

Total Assets	$275,270	$334,632

LIABILITIES AND UNITHOLDERS’ EQUITY
CURRENT LIABILITIES:
Account payable and accrued liabilities	$126,223	$40,223
Current notes payable	—	701
Deferred revenue	296,501	354,496

Total Current Liabilities	422,724	395,420

UNITHOLDERS’ EQUITY:
Class A Units, no par value, 794,927 Units authorized, issued and outstanding	70,304	70,304
Class B Unit, no par value, One Unit authorized, One Unit issued and outstanding	100	100
Retained earnings	(217,858)	(131,192)

Total Unitholders’ Equity	(147,454)	(60,788)

Total Liabilities and Unitholders’ Equity	$275,270	$334,632

The accompanying notes are an integral part of this financial statement.

STATEMENT OF OPERATIONS

	For the Three Months Ended
	March 31,
	2009	2008

REVENUES
Oil and Gas Leases	$57,995	$25,244
Expense Reimbursement Agreements	176,698	58,153

TOTAL REVENUES	234,693	83,397

OPERATING EXPENSES
Professional Fees	228,119	13,537
Occupancy	5,269	16,846
Public relations	1,364	12,959
Unitholder services	14,228	24,279
Insurance expense	2,229	2,104
Office expense	301	1,617
Travel and entertainment	473	856

TOTAL OPERATING EXPENSES	251,983	72,198

NET INCOME(LOSS) FROM OPERATIONS	(17,290)	11,199

OTHER INCOME/EXPENSE
Interest income	11	707
Interest expense	(83)	(35)
Impairment of mineral rights	(69,304)	(35)

TOTAL OTHER INCOME(LOSS)	(69,376)	672

NET INCOME (LOSS)	$(86,666)	$11,871

NET INCOME (LOSS) PER CLASS A UNIT	$(0.109)	$0.015

WEIGHTED AVERAGE NUMBER OF CLASS A UNITS OUTSTANDING, BASIC AND DILUTED	794,927	794,927
The accompanying notes are an integral part of this financial statement.

STATEMENT OF UNITHOLDERS’ EQUITY

						Total
	Class A Units		Class B Units		Retained	Stockholders’
	Shares	Amount	Shares	Amount	Earnings	Equity
BALANCE, December 31, 2007	794,927	$70,304	1	$100	$(79,496)	$(9,092)

Net income/loss for the year ended December 31, 2008	—	—	—	—	(51,696)	(51,696)

BALANCE, December 31, 2008	794,927	70,304	1	100	(131,192)	(60,788)
Net loss for the three months ended March 31, 2009	—	—	—	—	(86,666)	(86,666)

BALANCE, March 31, 2009	794,927	$70,304	1	$100	$(217,858)	$(147,454)

The accompanying notes are an integral part of this financial statement.

STATEMENT OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2009	2008
Cash Flows From Operating Activities:
Net Income (loss)	$(86,666)	$11,871
Depreciation	1,982	1,819
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Decrease (increase) in accounts receivable	(163,378)	(55,153)
Decrease (increase) in prepaid expenses	2,229	2,105
Decrease in mineral rights	69,304	—
Increase (decrease) in accounts payable	86,000	(40,245)
Increase (decrease) in deferred revenue	(57,995)	(25,244)

Net Cash Provided (Used) by Operating Activities	(148,524)	(104,847)

Cash Flows From Investing Activities		—
Purchase of fixed assets	—	(2,411)

Net Cash Used by Investing Activities	—	(2,411)

Cash Flows From Financing Activities:
Proceeds from current debt	(701)	(789)

Net Cash used by Financing Activities	(701)	(789)

Net Increase (Decrease) in Cash	(149,225)	(108,047)
Cash at Beginning of Period	223,612	177,639

Cash at End of Period	$74,387	$69,592

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—
The accompanying notes are an integral part of this financial statement.

CONDENSED NOTES TO FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information and with the instructions to Regulation S-K, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2008. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.
Operating results for the three month period ending March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Atrisco Oil & Gas, L.L.C., a New Mexico limited liability company (the “Company,” “we,” “us,” or “our,” depending on the context), was organized on September 8, 2006. We were organized as a vehicle to receive the Mineral Assets (as that term is defined herein) to be distributed by Westland Development Co., Inc., a New Mexico corporation (“Westland”), in the spin-off to occur immediately prior to the merger of Westland with and into SCC Acquisition Corp., a Delaware corporation (“SCC”), with Westland as the surviving company (the “Merger”).
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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

Contingent Liability
In accordance with Statement of Financial Accounting Standards Interpretation No. 14, we may have certain contingent liabilities with respect to material existing or potential claims, lawsuits and other proceedings. We accrue liabilities when it is probable that future cost will be incurred and such cost can be measured. At March 31, 2009, we did not have any contingent liabilities.
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
Recently Enacted Accounting Standards
Statement of Financial Accounting Standards (“SFAS”) SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140,” and SFAS No. 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140,” were recently issued. SFAS No. 155 and 156 are not currently applicable to us, and their effect on the financial statements for the three month period ended March 31, 2009 would not have been significant.
Fixed Assets
Equipment is recorded at cost. Depreciation is provided using the straight-line method over the useful lives of the respective assets, typically 3-5 years. Major additions and betterments are capitalized. Upon retirement or disposal, the cost and related accumulated depreciation or amortization is removed from the accounts and any gain or loss is reflected in operations.
The following table summarizes our fixed assets:

	March 31,	December 31,
	2009	2008
Office Equipment	$15,581	$15,581
Furniture and equipment	11,259	11,259
Allowance for Depreciation and amortization	(13,780)	(11,798)

Fixed Assets, net	$13,060	$15,042

Impairment of Long Lived Assets
The Company assesses potential impairment of its long lived assets, which include its property and equipment and its identifiable intangibles such as its trade secrets under the guidance of Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” On an annual basis, or as events and circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long lived assets. The Company determines impairment by measuring the undisclosed future cash flows generated by the assets, comparing the results to the assets’ carrying value and adjusting the assets to the lower of the carrying value to fair value and charging current operations for any measured impairment. The Company determined that the mineral rights were impaired by $69,304 during the three months ended March 31, 2009 and has taken a charge for this amount. As of December 31, 2008 no impairment of this asset was deemed necessary.

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
During the three months ended March 31, 2009 and 2008, we recognized $57,995 and $25,244 in revenues under the Leases, respectively.
Reimbursement Agreements
We and Westland entered into a Transition Services Agreement, dated December 4, 2006 (the “Transition Services Agreement”), in a form mutually agreed upon by such parties, pursuant to which Westland is providing us with up to $200,000 per year in certain administrative support services for the period beginning at the effective time of the Merger, December 7, 2006, and ending on the third anniversary of the completion of the Merger on December 7, 2009.
We entered into reimbursement agreements and cost-sharing arrangements with Tecton, SunCal Companies, a California corporation (“SunCal”), and Atrisco Heritage Foundation in 2008.
During the three months ended March 31, 2009 and 2008, we recognized $176,698 and $25,244 in reimbursement and cost-sharing arrangements from the following companies:

	For the Three Months Ended
	March 31,
Revenues from Reimbursement Agreements	2009	2008
Westland Development Co., Inc.,	$163,378	$52,303
Atrisco Heritage Foundation	$13,320	$—
Tecton Energy	$—	$5,850
SunCal Companies	$—	$—

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
The value of the Mineral Assets, at the time acquired by us in the Merger transaction was $70,304, and was based upon the valuation of an independent appraiser. The Company determined that the mineral rights were impaired by $69,304 during the three months ended March 31, 2009 and has taken a charge for this amount. As of December 31, 2008 no impairment of this asset was deemed necessary.
NOTE 4. DEFERRED REVENUE
Deferred revenue represents amounts received from oil and gas leases. Deferred revenue is earned and recognized as revenue over the life of the oil and gas leases using a straight line method. Deferred revenues at March 31, 2009 and December 31, 2008 were $296,501 and $354,496.
NOTE 5. UNITS OF MEMBERSHIP INTEREST
Class A Units
We have authorized and issued 794,927 Class A Units, no par value, in exchange for mineral rights from Westland. Pursuant to the Deed, Westland transferred and contributed to us the Mineral Assets which include (i) 100% of the future rents and royalties that Westland is entitled to receive under the Leases and (ii) a 50% undivided interest in all mineral rights previously wholly-owned by Westland. In exchange for the transfer and contribution of the Mineral Assets, we issued to Westland 794,927 Class A Units and one Class B Unit, representing 100% of our membership interests. On December 7, 2006, Westland distributed all of the Class A Units to Westland’s shareholders of record as a dividend on a one-for-one basis in accordance with such shareholders’ respective ownership of Westland common stock.
Following the spin-off and the completion of the Merger, (i) Westland’s shareholders of record immediately prior to the Merger owned 100% of the Class A Units; and (ii) Westland owned the sole Class B Unit.
Class B Unit
We have authorized and issued one Class B Unit, no par value.
Proceeds from the sale of the Class B Unit totaled $100.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Operating Leases
In August 2007, we and the Atrisco Heritage Foundation jointly entered into a four-year lease for office space. Lease expense relating to operating space leased was approximately $694 and $10,392 for the three months ended March 31, 2009 and 2008, respectively. Future minimum lease payments are as follows:

	Payments Due by Period
		Less
		than 1			After 5
Contractual Obligations	Total	year	1-3 years	4-5 years	years
Office Lease	$78,715	$33,019	$45,696	$—	$—
Total Contractual Cash Obligations	$78,715	$33,019	$45,696	$—	$—

Executive Consulting Contract
We have entered into a four-year consulting agreement with our Chief Executive Officer that provides for the continuation of payments to him if terminated for reasons other than for cause. At March 31, 2009, the future contractual commitment for our Chief Executive Officer was approximately $2,083 per month through February 15, 2011.
Water Rights
On July 23, 2008, we gave public notice that we claim water rights to a water discovery we made in 2008. We have begun taking the necessary steps to perfect our water rights claim under New Mexico law. No valuation or determination of the effect of the water rights has been made at this time. On October 29, 2008, Westland and/or its related companies gave public notice that it claimed water rights near the same locations. It is unknown what effect, if any, Westland’s notice will have on our water rights claim. A question has arisen as to our ownership of these water rights by virtue of SunCal’s filing for ownership of such rights in opposition to us, and therefore our management cannot be certain as to the final determination of our claim to these water rights at this time.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) contains certain financial information and statements regarding Atrisco Oil & Gas, L.L.C., a New Mexico limited liability company (the “Company,” “we,” “us” or “our,” depending on the context), and its operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management’s current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this Report. For this purpose, any statements contained in this Report which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “intend,” “expect,” “believe”, “anticipate,” “could,” “estimate,” “plan,” or “continue,” or the negative variations of these words or comparable terminology, are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements in any way reflect our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in any decision to invest in the shares. Many of the factors, which could cause actual results to differ from forward-looking statements, are outside our control. These factors include, but are not limited to, the factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which are incorporated herein by reference.
Any capitalized terms used herein but not otherwise defined have the meanings ascribed to them in the Notes to Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We were formed as a New Mexico limited liability company by the filing of our Articles of Organization with the New Mexico Public Regulation Commission on September 8, 2006. We are governed by our Articles of Organization, amended April 9, 2009, and our Limited Liability Company Agreement, amended June 15, 2007 and April 9, 2009, and the New Mexico Limited Liability Company Act. Effective April 9, 2009, upon receipt of the final signature to the Articles of Amendment, dated February 27, 2009, we changed our name from Atrisco Oil and Gas, L.L.C. to Atrisco Oil & Gas, L.L.C. Since inception, we have only been engaged in organizational efforts.
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

On July 23, 2008, we gave public notice that we claim water rights to a water discovery we made in 2008. We have begun taking the necessary steps to perfect our water rights claim under New Mexico law. No valuation or determination of the effect of the water rights has been made at this time. On October 29, 2008, Westland and/or its related companies gave public notice that it claimed water rights near the same locations. It is unknown what effect, if any, Westland’s notice will have on our water rights claim. A question has arisen as to our ownership of these water rights by virtue of SunCal’s filing for ownership of such rights in opposition to us, and therefore our management cannot be certain as to the final determination of our claim to these water rights at this time.
Our headquarters are located at 1730 Montano Road NW, Suite B, Albuquerque, New Mexico 87107. Our telephone number is (505) 836-0306. Our website address is www.atriscooilandgas.com.
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
In serving this purpose, we will seek to maximize revenue generated from leases entered into with natural resource exploration companies for subsequent distribution to the Class A Unitholders. The maintenance and exploitation of the Mineral Assets will be undertaken by, or under the supervision of, our officers and directors. Incidental to these activities, on July 23, 2008, we gave public notice that we claim water rights to a water discovery we made in 2008. We have begun taking the necessary steps to perfect our water rights claim under New Mexico law. No valuation or determination of the effect of the water rights has been made at this time. On October 29, 2008, Westland and/or its related companies gave public notice that it claimed water rights near the same locations. It is unknown what effect, if any, Westland’s notice will have on our water rights claim. A question has arisen as to our ownership of these water rights by virtue of SunCal’s filing for ownership of such rights in opposition to us, and therefore our management cannot be certain as to the final determination of our claim to these water rights at this time.
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

Results of Operations
Three Months Ended March 31, 2009 and 2008
Revenues
Our revenues for the three months ended March 31, 2009 and 2008 were $234,693 and $83,397, respectively, and were composed of the following:

	Three Months Ended
	March 31,
Revenues	2009	2008
Oil and Gas Leases	$57,995	$25,244
Expense Reimbursement Agreements	$176,698	$58,153
Our revenues increased by $151,296, or 260.2% in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. A portion of this increase is due to an increase in revenues we realized from the Transition Services Agreement in the amount of $111,075. Oil and gas lease revenues also increased by $32,751 in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.
Operating Expenses
Total operating expenses increased by $179,785, or 249.0% for the three month period ended March 31, 2009 to $251,983 from $72,198 in the three month period ended March 31, 2008. Increase included $214,582 in professional fees, decreases included $11,577 in occupancy expenses, $11,595 in public relation expenses and $10,051 in unitholder service expenses. Other categories of expenses decreased in aggregate $1,574.
Professional Fees
During the three months ended March 31, 2009 and 2008, we incurred $228,119 and $13,537 in professional fees, respectively, an increase of $214,582, or 1,585.2%. Professional fees for the three months ended March 31, 2009 and 2008 included in the increase were transition agreement fees of $135,119 and legal fees of $77,738. Other categories of professional fees increased in aggregate $1,725. The increases in professional fees were directly related to the obligation of the Company to file public information reports with the Securities and Exchange Commission.
Occupancy Expenses
During the three months ended March 31, 2009 and 2008, we incurred $5,269 and $16,846 in occupancy expenses, respectively, a decrease of $11,577, or (68.7%) for the three month period ended March 31, 2009 due to sharing office space costs with Atrisco Heritage Foundation. In August 2007 we entered into a lease agreement for office space jointly on a cost sharing basis with the Atrisco Heritage Foundation. The 2009 and 2008 periods includes lease expense of $3,280 and $13,180, respectively. Depreciation for the 2009 and 2008 periods were $1,982 and $1,819.
Public Relations
During the three months ended March 31, 2009 and 2008, we incurred $1,364 and $12,959 in public relations expenses, respectively, a decrease of $11,595, or (89.5%) for the three months ended March 31, 2009, due to our sponsorship of the Balloon Fiesta in 2008 which we had not renewed in 2009.
Unitholder Services
During the three months ended March 31, 2009 and 2008, we incurred $14,228 and $24,279 in unitholder services expenses, respectively, a decrease of $10,051, or (41.4%) for the three months ended March 31, 2009, this decrease was due to a reduction in fees charged by the unitholder transfer agent.
Impairment of Assets
During the three months ended March 31, 2009 we determined that due to the uncertainty of the renewal of mineral leases that the mineral rights owned by us were impaired by $69,304, and we have taken a charge for this amount. During the three months ended March 31, 2008 no impairment of the mineral rights was deemed necessary.

Net Loss
Net loss was $86,666 for the three month period ended March 31, 2009 compared to a net income of $11,871 for the three month period ended March 31, 2008 for the reasons set forth above.
There is an uncertainty as to whether we will be able to renew the leases of our land which currently provide revenues to us. Other than the potential loss of the leases, there are currently no known trends or uncertainties that have had or that we expect will have a material impact on net sales, revenues or income from continuing operations.
Liquidity and Capital Resources
For the three months ended March 31, 2009, we used net cash of $148,524 in operating activities. This includes an increase in accounts receivables of $163,378, a decrease in deferred revenues of $57,995 and an increase in accounts payable of $86,000.
Cash used in financing activities included $701 for the payment of current debt.
At March 31, 2009 and December 31, 2008, we had cash and cash equivalents available in the amounts of $74,387 and $223,612, respectively, a decrease of $149,225.
There are currently no known trends, commitments, events or uncertainties that will result in a change in our liquidity. We have traditionally used our current assets for liquidity and intend to continue to do so in the future.
We have no commitment for capital resources and no material changes are currently planned for changes in capital resources.
Off-Balance Sheet Arrangements
None.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4T. CONTROL AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It is the responsibility of our management to establish and maintain adequate internal controls over our financial reporting.
As required by Rule 13a-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the officers concluded that our disclosure controls and procedures were effective as of March 31, 2009.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2009 there were no changes in our internal control over financial reporting in the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The Exhibits below are filed as part of this Report.

*	Indicates an Exhibit that is incorporated by reference.

Exhibit
Number	Description

3.1*	Articles of Organization of Atrisco Oil & Gas, L.L.C. (filed as Exhibit 2.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

3.2*	Limited Liability Company Agreement of Atrisco Oil & Gas, L.L.C. (filed as Exhibit 3.2 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

3.3*	Amendment to Limited Liability Company Agreement, dated June 15, 2007 (filed as Exhibit 3.3 to the Form 10-Q for the fiscal quarter ended June 30, 2007, filed with the SEC on March 23, 2009).

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

Exhibit
Number	Description

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

Exhibit
Number	Description

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

10.20*
Transition Services Agreement, dated December 4, 2006, by and between Westland Development Co., Inc. and Atrisco Oil & Gas, L.L.C. (filed as Exhibit 10.20 to the Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 23, 2009).

10.21*
Consultant Agreement, dated February 15, 2007, by and between Peter Sanchez and Atrisco Oil & Gas, L.L.C. (filed as Exhibit 10.21 to the Form 10-Q for the fiscal quarter ended March 31, 2007, filed with the SEC on March 23, 2009).

10.22*
Oil, Gas and Mineral Lease, dated August 20, 2007, by and between Tecton Energy, LLC and Atrisco Oil & Gas, L.L.C. (filed as Exhibit 10.22 to the Form 10-Q for the fiscal quarter ended September 30, 2007, filed with SEC on March 24, 2009).

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

ATRISCO OIL & GAS, L.L.C.
May 22, 2009	By:	/s/ Peter Sanchez
		Name:	Peter Sanchez
		Title:	Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

*	Indicates an Exhibit that is incorporated by reference.

Exhibit
Number	Description

3.1*	Articles of Organization of Atrisco Oil & Gas, L.L.C. (filed as Exhibit 2.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

3.2*	Limited Liability Company Agreement of Atrisco Oil & Gas, L.L.C. (filed as Exhibit 3.2 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

3.3*	Amendment to Limited Liability Company Agreement, dated June 15, 2007 (filed as Exhibit 3.3 to the Form 10-Q for the fiscal quarter ended June 30, 2007, filed with the SEC on March 23, 2009).

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

Exhibit
Number		Description

10.10	*
Fifth Amendment to Oil and Gas Lease between Westland Development Co., Inc. and SunValley Energy Corporation, dated April 21, 2006, recorded in book A115, page 7121 (filed as Exhibit 6.1 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.11	*
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

10.12	*
Amendment to Oil and Gas Lease between Westland Development Co., Inc. and Great Northern Gas Company, dated November 1, 2003, recorded in Book A70, page 3152 (filed as Exhibit 6.2 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.13	*
Amendment to Oil and Gas Lease between Westland Development Co., Inc. and Great Northern Gas Company, dated August 26, 2004 (filed as Exhibit 6.2 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.14	*
Consent to Assignment of Oil and Gas Lease between Westland Development Co., Inc. and Great Northern Gas Company from Great Northern Gas Company to TXO Energy, Inc., dated November 5, 2003 (filed as Exhibit 10.14 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

10.15	*
Consent to Assignment of Oil and Gas Lease between Westland Development Co., Inc. and TXO Energy, Inc. from TXO Energy, Inc. to Tecton Energy, LLC, dated May 12, 2006 (filed as Exhibit 10.15 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

10.16	*
Term Assignment of Oil and Gas Lease between Great Northern Gas Company, as Assignor, and Sun Valley Energy Corporation, as Assignee, dated March 13, 2003 (filed as Exhibit 10.16 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

10.17	*
Term Assignment of Oil and Gas Lease between Sun Valley Energy Corporation, as Assignor, and Great Northern Gas Company, as Assignee, dated March 13, 2003 (filed as Exhibit 10.17 to the Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on March 20, 2009).

10.18	*	Form of Quitclaim Mineral Deed and Assignment of Oil and Gas Leases (filed as Exhibit 6.3 to the Form 10-SB12G, filed with the SEC on September 29, 2006).

10.19	*	Renewal Oil & Gas Lease, dated September 17, 2006, between Westland Development Co., Inc. and Tecton Energy, LLC (filed as Exhibit 6.5 to the Form 10-SB12G/A, filed with the SEC on October 6, 2006).

10.20	*
Transition Services Agreement, dated December 4, 2006, by and between Westland Development Co., Inc. and Atrisco Oil & Gas, L.L.C. (filed as Exhibit 10.20 to the Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 23, 2009).

10.21	*
Consultant Agreement, dated February 15, 2007, by and between Peter Sanchez and Atrisco Oil & Gas, L.L.C. (filed as Exhibit 10.21 to the Form 10-Q for the fiscal quarter ended March 31, 2007, filed with the SEC on March 23, 2009).

10.22	*
Oil, Gas and Mineral Lease, dated August 20, 2007, by and between Tecton Energy, LLC and Atrisco Oil & Gas, L.L.C. (filed as Exhibit 10.22 to the Form 10-Q for the fiscal quarter ended September 30, 2007, filed with SEC on March 24, 2009).

31.1		Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.